Form 10-Q
period 2000-06-30
EXE TECHNOLOGIES INC
filed 2000-08-22
CIK 1047262

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                            Commission File Number 0-

                             EXE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                751719817
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


                              8787 Stemmons Freeway
                               Dallas, Texas 75247
           (Address including zip code of principal executive offices)

                                 (214) 775-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      NO  X
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 16, 2000.

          Common Stock, $0.01 par value, 42,982,550 shares outstanding

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                   PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets                                                3

         Consolidated Statements of Operations                                      4

         Consolidated Statements of Cash Flows                                      5

         Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                20


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                 20

Item 4.  Submission of Matters to a Vote of Security Holders                       21

Item 6.  Exhibits and Reports on Form 8-K                                          21

SIGNATURES                                                                         23

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  AS OF               AS OF
                                                                               DECEMBER 31,          JUNE 30,
                                                                                   1999                2000
                                                                               ------------        ------------
                                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  8,932,073        $  9,753,708
  Accounts receivable, net of allowance for doubtful accounts, returns and adjustments of approximately $5,534,000 and
     $7,534,000 at December 31, 1999 and June 30, 2000, respectively             30,617,523          32,638,881
  Other receivables and advances                                                    757,140             254,828
  Prepaid and other current assets                                                1,717,855           3,170,753
                                                                               ------------        ------------
Total current assets                                                             42,024,591          45,818,170
Property and equipment, net                                                       9,996,453           8,758,699
Other assets                                                                      1,002,844           1,126,675
Intangible assets, net of amortization of $10,701,000 and $12,981,000
  at December 31, 1999 and June 30, 2000, respectively                           14,646,410          12,451,986
                                                                               ------------        ------------
Total assets                                                                   $ 67,670,298        $ 68,155,530
                                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  5,260,922        $  7,548,073
  Accrued expenses                                                                8,673,369           9,491,956
  Accrued payroll and benefits                                                    3,459,531           3,240,047
  Deferred revenue                                                               14,115,533          12,147,605
  Revolving credit line and current portion of long-term debt                     9,595,201          12,508,857
                                                                               ------------        ------------
Total current liabilities                                                        41,104,556          44,936,538

  Long-term debt, net of current portion                                          5,333,136           5,201,993
  Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, Series A through D, $.01 par value:
    shares authorized - 22,000,000; shares issued and outstanding -
    17,687,562 at December 31, 1999 and June 30, 2000;
    aggregate liquidation value - $52,000,000 at December 31,
    1999 and June 30, 2000                                                       52,000,000          52,000,000
  Common stock, Class A voting, $.01 par value: shares authorized -
    75,000,000; shares issued - 16,766,529 at December 31, 1999 and
    June 30, 2000                                                                   167,665             167,665
  Common stock, Class B non-voting, $.01 par value: shares authorized -
    12,000,000; shares issued - 380,022 and 479,055 at December 31,
    1999 and June 30, 2000, respectively                                              3,800               4,791
  Additional paid-in capital                                                     26,355,416          31,989,154
  Treasury stock, at cost, 924,071 shares and 999,483 shares of Class
    A and B at December 31, 1999 and June 30, 2000, respectively                 (3,208,912)         (3,431,464)
  Accumulated deficit                                                           (52,345,661)        (57,843,110)
  Deferred compensation                                                            (973,260)         (4,478,313)
  Other comprehensive loss                                                         (766,442)           (391,724)
                                                                               ------------        ------------
Total stockholders' equity                                                       21,232,606          18,016,999
                                                                               ------------        ------------
Total liabilities and stockholders' equity                                     $ 67,670,298        $ 68,155,530
                                                                               ============        ============

SEE ACCOMPANYING NOTES.

              EXE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                           ----------------------------        ----------------------------
                                                               1999            2000                1999             2000
Revenue:
   Software license                                        $  4,191,211    $  8,701,167        $ 10,582,870    $ 16,596,642
   Services and maintenance                                  16,525,330      17,631,991          33,844,024      33,666,301
   Resale software and equipment                              2,271,697       1,744,930           4,176,400       3,293,332
                                                           ------------    ------------        ------------    ------------
Total revenue                                                22,988,238      28,078,088          48,603,294      53,556,275
Costs and expenses:
   Cost of software licenses                                     42,663          87,012             105,090         165,967
   Cost of services and maintenance                          14,259,628      14,280,374          27,053,206      27,386,089
   Cost of resale software and equipment                      1,908,508       1,444,020           3,373,718       2,781,831
   Sales and marketing                                        6,257,492       6,520,536          12,715,129      12,492,959
   Research and development                                   3,486,442       2,277,450           7,495,364       4,131,413
   General and administrative                                 4,143,069       3,419,835           7,740,751       6,782,620
   Amortization of intangibles                                1,204,668       1,139,829           2,409,334       2,279,658
   Warrant and stock compensation expense
   allocated to:
        Cost of services and maintenance                           --           195,616                --           498,947
        Sales and marketing                                     186,600         475,732             213,150         976,992
        Research and development                                   --             5,486                --             7,772
        General and administrative                               26,550         181,887              53,100         439,773
                                                           ------------    ------------        ------------    ------------
Total costs and expenses                                     31,515,620      30,027,777          61,158,842      57,944,021
                                                           ------------    ------------        ------------    ------------
Operating loss                                               (8,527,382)     (1,949,689)        (12,555,548)     (4,387,746)
Other income (expense):
   Interest income                                               12,651         117,846              18,366         223,165
   Interest expense                                            (456,217)       (524,365)           (758,380)       (936,173)
   Other                                                       (195,326)       (253,373)           (193,168)       (396,695)
                                                           ------------    ------------        ------------    ------------
Total other expense                                            (638,892)       (659,892)           (933,182)     (1,109,703)
                                                           ------------    ------------        ------------    ------------
Loss before taxes                                            (9,166,274)     (2,609,581)        (13,488,730)     (5,497,449)
Income tax                                                         --              --                  --              --
                                                           ------------    ------------        ------------    ------------
Net loss                                                   $ (9,166,274)   $ (2,609,581)       $(13,488,730)   $ (5,497,449)
                                                           ============    ============        ============    ============
Net loss per common share - basic and diluted              $      (0.57)   $      (0.16)       $      (0.84)   $      (0.34)
                                                           ============    ============        ============    ============
Weighted average number of common shares
outstanding                                                  16,072,514      16,266,531          16,032,737      16,261,059
                                                           ============    ============        ============    ============

SEE ACCOMPANYING NOTES.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                               --------------------------------
                                                                                   1999                 2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                       $(13,488,730)       $ (5,497,449)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                4,195,558           4,335,388
     Provision for losses on receivables                                          2,571,169           4,379,857
     Amortization of deferred compensation                                          106,200           1,096,072
     Deferred income taxes                                                          (35,688)               --
     Issuance of warrants for services                                              160,050             827,412
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (9,253,996)         (6,401,215)
       Other receivables and advances                                                90,708             502,312
       Prepaids and other assets                                                     (9,387)         (1,452,898)
       Other long-term assets                                                       (38,407)           (123,831)
       Accounts payable                                                           1,788,261           2,287,151
       Accrued payroll and benefits                                                 895,254            (219,484)
       Deferred revenue and accrual for acquired contract obligations             3,142,749          (1,967,928)
       Income tax payable                                                           457,964             124,087
       Accrued expenses                                                           1,635,289             694,500
       Other                                                                       (128,597)            301,516
                                                                               --------------------------------
Net cash used in operating activities                                            (7,911,603)         (1,114,510)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                                              (4,987,918)           (830,007)
Net proceeds from sale of fixed assets                                               48,089                --
                                                                               --------------------------------
Net cash used in investing activities                                            (4,939,829)           (830,007)

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                           --------------------------------
                                                               1999                2000
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock                                   $    302,310        $    206,191
Payments on long-term debt                                   (4,948,541)           (131,143)
Proceeds from long-term debt                                  5,000,000                --
Proceeds on revolving line of credit                         14,072,158           2,913,656
Purchase of treasury stock                                      (35,295)           (222,552)
                                                           --------------------------------
Net cash provided by financing activities                    14,390,632           2,766,152
                                                           --------------------------------

Net increase in cash and cash equivalents                     1,539,200             821,635
Cash and cash equivalents at beginning of period                779,896           8,932,073
                                                           --------------------------------
Cash and cash equivalents at end of period                 $  2,319,096        $  9,753,708
                                                           ================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                     $    779,197        $    905,775
                                                           ================================
Cash paid for income taxes                                 $       --          $      1,968
                                                           ================================

SEE ACCOMPANYING NOTES.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of EXE Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normally recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

2.   EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of preferred stock and stock options (using the treasury stock method), if dilutive. Diluted loss per share is the same as basic loss per share for all periods presented since the potentially dilutive effect of 5,313,212 shares of common stock resulting from the exercise of stock options, 865,000 shares of common stock resulting from the exercise of stock warrants and the conversion of 17,687,562 shares of Convertible Preferred Stock, Series A through D, are anti-dilutive for all periods presented.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   COMPREHENSIVE LOSS

Comprehensive loss includes foreign currency translation gains and losses. The following table sets forth the calculation of comprehensive loss for the periods presented:

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,

                                              1999              2000             1999             2000
Net loss                                  $(9,166,274)      $(2,609,581)    $(13,488,730)     $(5,497,449)
Foreign currency translation gains
(losses)                                      (34,499)          444,325         (240,392)         374,718
Total comprehensive loss                  $(9,200,773)      $(2,165,256)    $(13,729,122)     $(5,122,731)


4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for quarters beginning after June 15, 2000. The Company does not currently utilize derivative financial instruments. Therefore, the Company does not expect that the adoption of the new statement will have a material impact on our results of operations, financial position or liquidity.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the fourth quarter of fiscal year 2000. The Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods. Although management is currently evaluating the impact, if any, of SAB 101, management does not presently believe it will have a material impact on the Company's results operations, financial position or liquidity.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25". This interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1,

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 15, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 15, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. Although management is currently evaluating the impact, if any, of this interpretation, management does not presently believe it will have a material impact on the Company's results of operations, financial position, or liquidity.

5.   SEGMENTS

The Company is engaged in the design, development, marketing and support of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. The Company's geographic information as of and for the three and six months ended June 30, 1999 and 2000 is as follows:

                                                        EUROPE
                                         UNITED         AND THE          ASIA
                                         STATES        MIDDLE EAST      PACIFIC       ELIMINATIONS        TOTAL
Three months ended June 30, 1999
  Revenue                              $ 15,289,107    $  4,100,123   $ 3,599,008     $        --      $ 22,988,238
  Amortization of intangibles             1,204,668              --            --              --         1,204,668
  Warrant and stock
  compensation expense                      213,150              --            --              --           213,150
  Operating loss                         (6,829,676)       (754,007)     (943,699)             --        (8,527,382)

Six months ended June 30, 1999
  Revenue                                33,686,133       8,431,661     6,485,500              --        48,603,294
  Amortization of intangibles             2,409,334              --            --              --         2,409,334
  Warrant and stock
  compensation expense                      266,250              --            --              --           266,250
  Operating loss                         (9,578,700)     (1,148,884)   (1,827,964)             --       (12,555,548)

As of June 30, 1999
  Property and equipment, net             9,471,908         929,764     1,311,900              --        11,713,572
  Total assets                           60,478,898       5,854,057     2,359,815      (2,782,604)       65,910,166

                          EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (UNAUDITED)

5.  SEGMENTS (CONTINUED)

                                                        EUROPE
                                         UNITED         AND THE          ASIA
                                         STATES        MIDDLE EAST      PACIFIC       ELIMINATIONS        TOTAL
Three months ended June 30, 2000
  Revenue                                17,062,292       5,387,573     5,628,223              --        28,078,088
  Amortization of intangibles             1,139,829              --            --              --         1,139,829
  Warrant and stock
  compensation expense                      858,721              --            --              --           858,721
  Operating loss                         (1,534,816)       (903,276)      488,403              --        (1,949,689)

Six months ended June 30, 2000
  Revenue                                31,538,055      11,480,598    10,537,622              --        53,556,275
  Amortization of intangibles             2,279,658              --            --              --         2,279,658
  Warrant and stock
  compensation expense                    1,923,484              --            --              --         1,923,484
  Operating loss                         (3,814,043)       (907,794)      334,091              --        (4,387,746)

As of June 30, 2000
  Property and equipment, net             6,882,826         856,444     1,019,429              --         8,758,699
  Total assets                           59,627,292       9,259,622     2,615,368      (3,346,752)       68,155,530


6.   RESTRUCTURING

In August 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiency. The Company recorded a pretax charge of $1,952,256 for its restructuring plan. The Company recorded liabilities associated with the restructuring in the amounts of approximately $709,000 for severance and other employee related costs for the termination of 97 services, sales, development and administrative employees, $803,000 for the abandonment of certain leased office space less estimated sublease rentals at the Company's North American and Australian facilities, $179,000 for the abandonment of leased equipment and $261,000 for the disposal of other fixed assets. The Company recorded approximately $1,325,000 and $266,000 of cash charges against the original restructuring reserve during 1999 and 2000, respectively. The remaining liability at June 30, 2000 is approximately $361,000 and is expected to be paid out through the end of 2003.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7.   SUBSEQUENT EVENTS

The Company completed its initial public offering of 8.0 million shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106) on August 9, 2000. Additionally, the underwriters exercised a portion of their over-allotment option to purchase an additional 840,000 shares of the Company's common stock, at $8.00 per share, on August 16, 2000. Total proceeds from this offering, including the exercise of the over-allotment option, were approximately $64.0 million, net of underwriting fees and estimated offering expenses of approximately $6.7 million. The Company used a portion of these proceeds to pay off its revolving line of credit and term loan.

As a result of the offering, all outstanding shares of Series A through D preferred stock automatically converted into 17,687,562 shares of common stock. Additionally, all Class A common stock was renamed to "common stock" and all Class B common stock converted into shares of common stock on a one-for-one basis as a result of closing the offering. The Company is now authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EXE Technologies, Inc. is a leading provider of fulfillment, warehousing and distribution software for e-commerce and traditional distribution channels. e-Commerce fulfillment, or e-fulfillment, is the process of picking, configuring, packing, and shipping products ordered by customers over the Internet. Our EXceed eFulfillment System (eFS) software allows companies to use the Internet and traditional communication methods to efficiently manage and control the flow of inventory throughout the supply chain. Companies use our software to reduce distribution costs and increase customer loyalty and satisfaction. We provide global service and support for our software from established facilities in North America, Europe, the Middle East, Asia, and Australia.

     We derive our revenue from the sale of software licenses; product related consulting, training, maintenance and support (collectively, "services and maintenance" ); and the resale of hardware and software.

     We recognize revenue under Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition With Respect To Certain Transactions." Under SOP No. 97-2, software license revenue is recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable; no significant production, modification or customization of the software is required; vendor-specific objective evidence of fair value exists to allow for the allocation of the total fee to elements of the arrangement; and collection of the license fee is considered probable by management. Maintenance revenue is recognized ratably over the term of the contract, which is typically one year, and revenue from services is recognized as such services are provided.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999


REVENUE

     TOTAL REVENUE. Total revenue increased by $5.1 million, or 22.1%, to $28.1 million for the three months ended June 30, 2000, from $23.0 million for the three months ended June 30, 1999. International revenue accounted for 39.2% of total revenue during the three months ended June 30, 2000 and 33.5% of total revenue during the three months ended June 30, 1999. No single customer accounted for more than 10.0% of total revenue during the three months ended June 30, 2000 or 1999.

     SOFTWARE LICENSE. Our license revenue increased $4.5 million, or 107.6%, to $8.7 million for the three months ended June 30, 2000, from $4.2 million for the three months ended June 30, 1999. This increase was due to continued growth in the sales of our eFS and predecessor products. Sales of our eFS and predecessor products increased by $4.7 million for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This increase was offset by a $0.2 million decline in sales from our EXceed 2000 warehouse management system product. Software license revenue as a percentage of total revenue was 31.0% for the three months ended June 30, 2000 versus 18.2% for the three months ended June 30, 1999. Our eFS and predecessor products accounted for 85.7% of total software license revenue during the three months ended June 30, 2000 and 66.7% of total software license revenue during the three months ended June 30, 1999.

     SERVICES AND MAINTENANCE. Services and maintenance revenue increased $1.1 million, or 6.7%, to $17.6 million for the three months ended June 30, 2000 from $16.5 million for the three months ended June 30, 1999. Services and maintenance revenue from our eFS and predecessor products increased $4.0 million, while services and maintenance revenue from our EXceed 2000 warehouse management system declined $2.2 million for the three months ended June 30, 2000. Additionally, in January 2000 we sold our mainframe services and maintenance practice in exchange for a royalty that will be received on future revenue generated by these mainframe customers, resulting in a $1.1 million decline in services and maintenance revenue for the three months ended June 30, 2000. Services and maintenance revenue as a percentage of total revenue was 62.8% for the three months ended June 30, 2000 versus 71.9% for the three months ended June 30, 1999. The decline was due to the increasing portion of our revenue derived from our eFS products, which are more easily deployable and require less services and maintenance personnel to install than our EXceed 2000 warehouse management system, and the disposition of our mainframe business. Our eFS and predecessor products accounted for 55.4% of total services and maintenance revenue for the three months ended June 30, 2000 versus 34.9% of total services and maintenance revenue for the three months ended June 30, 1999.

     RESALE SOFTWARE AND EQUIPMENT. Resale software and equipment revenue decreased $0.5 million, or 23.2%, to $1.8 million for the three months ended June 30, 2000, from $2.3 million for the three months ended June 30, 1999. The decline reflects the continued shift in demand to our eFS products, which have a lower opportunity for resale of software and equipment than provided by the EXceed 2000 warehouse management system and mainframe products. Resale software and equipment as a percentage of total revenue was 6.2% for the three months ended June 30, 2000 and 9.9% for the three months ended June 30, 1999.

COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of the cost of royalties associated with tools used to develop our software products and the cost of reproduction. Cost of software licenses represented 1.0% of software license revenue for the three months ended June 30, 2000 and 1999.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of salaries of professional staff, cost associated with implementation, consulting, training services, hotline telephone support, new releases of software, bug fixes and updated user documentation. Our cost of services and maintenance was $14.3 million for the three months ended June 30, 2000 and 1999. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 81.0% for the three months ended June 30, 2000, from 86.3% for the three months ended June 30, 1999. The decrease in cost as a percentage of services and maintenance revenue was due to revenue increasing while costs remained constant.

     COST OF RESALE SOFTWARE AND EQUIPMENT. Cost of resale software and equipment consists primarily of the costs of the software and hardware we purchase to resell to our customers. Cost of resale software and equipment decreased $0.5 million, or 24.3%, to $1.4 million for the three months ended June 30, 2000, from $1.9 million for the three months ended June 30, 1999. The decrease during the three months ended June 30, 2000 reflects lower volume of resale software and equipment resulting from the continued shift in demand to our eFS products. Our eFS products have a lower opportunity for resale of software and equipment than our EXceed 2000 warehouse management system and mainframe products. As a percentage of resale software and equipment revenue, cost of resale software and equipment decreased to 82.8% for the three months ended June 30, 2000, from 84.0% for the three months ended June 30, 1999.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses increased $0.3 million, or 4.2%, to $6.5 million for the three months ended June 30, 2000, from $6.2 million for the three months ended June 30, 1999. An increase in sales and marketing expenses of $0.9 million was due to higher commissions resulting from higher software license sales, as well as an increase in promotional activities relating to the release of our eFS products. This increase was partially offset by a $0.6 million reduction in sales and marketing staff and related staff expenses. As a percentage of total revenue, sales and marketing expenses decreased to 23.2% for the three months ended June 30, 2000, from 27.2% for the three months ended June 30, 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses decreased $1.2 million, or 34.7%, to $2.3 million for the three months ended June 30, 2000, from $3.5 million for the three months ended June 30, 1999. The decrease in research and development expenses was related primarily to a reduction in the number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 8.1% for the three months ended June 30, 2000, from 15.2% for the three months ended June 30, 1999. This decline in spending for the three months ended June 30, 2000 was due to the completion of the initial releases and testing of the new eFS product core. We expect to continue to invest in research and development activities to complete additional modules and enhancements for the EXceed eFS Fulfill and EXceed eFS Collaborate Suites.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs decreased $0.7 million, or 17.5%, to $3.4 million for the three months ended June 30, 2000, from $4.1 million for the three months ended June 30, 1999. The decrease in general and administrative expenses was due to a reduction in personnel expenses and outside legal fees. As a percentage of total revenue, general and administrative expenses declined to 12.2% for the three months ended June 30, 2000, from 18.0% for the three months ended June 30, 1999. We expect that as a percentage of total revenue, our general and administrative expenses will continue to decline because we believe that we have the infrastructure in place to support our future growth.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles declined $0.1 million to $1.1 million for the three months ended June 30, 2000, from $1.2 million for the three months ended June 30, 1999. The amortization primarily relates to intangibles acquired in connection with the acquisition of Dallas Systems.

     NON-CASH WARRANT AND STOCK COMPENSATION. Non-cash warrant and stock compensation expense increased $0.7 million to $0.9 million for the three months ended June 30, 2000, from $0.2 million for the three months ended June 30, 1999. An increase of $0.4 million was due to the amortization of deferred compensation recorded in connection with stock options granted to employees from October 1999 to June 2000. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our Class B common stock on the date of grant of these options. The deferred compensation recorded for options granted during the three months ended June 30, 2000 was $0.4 million. The additional $0.3 million increase in non-cash warrant and stock compensation expense for the three months ended June 30, 2000 relates to warrants that were issued to purchase our Class B common stock in connection with a sales and marketing agreement with an independent third party.

     OTHER INCOME (EXPENSE). Other income (expense) consists of gains and losses from currency fluctuations, interest expense and loan cost amortization on outstanding debt, offset by interest income on short-term investments. Other expense was substantially the same for the three months ended June 30, 2000 and 1999.

     INCOME TAX. No income tax benefit was recorded during the three months ended June 30, 2000 and 1999 due to the uncertainty of the timing and amount of future taxable income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999


REVENUE

     TOTAL REVENUE. Total revenue increased by $5.0 million , or 10.2%, to $53.6 million for the six months ended June 30, 2000, from $48.6 million for the six months ended June 30, 1999. International revenue accounted for 41.1% of total revenue during the six months ended June 30, 2000 and 30.7% of total revenue during the six months ended June 30, 1999. No single customer accounted for more than 10.0% of total revenue during the six months ended June 30, 2000 or 1999.

     SOFTWARE LICENSE. License revenue increased $6.0 million, or 56.8%, to $16.6 million for the six months ended June 30, 2000, from $10.6 million for the six months ended June 30, 1999. This increase was due to continued growth in the sales of our eFS and predecessor products. Sales of our eFS and predecessor products increased by $8.1 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. This increase was offset by a $2.1 million decline in sales from our EXceed 2000 warehouse management system product. Software license revenue as a percentage of total revenue was 31.0% for the six months ended June 30, 2000 versus 21.8% for the six months ended June 30, 1999. Our eFS and predecessor products accounted for 87.6% of total software license revenue during the six months ended June 30, 2000 and 61.1% of total software license revenue during the six months ended June 30, 1999.

     SERVICES AND MAINTENANCE. Services and maintenance revenue decreased $0.2 million, or 0.5%, to $33.7 million for the six months ended June 30, 2000 from $33.9 million for the six months ended June 30, 1999. The decline was due to the increasing portion of our revenue derived from our eFS products, which are more easily deployable and require less services and maintenance personnel to install than our EXceed 2000 warehouse management system, and the disposition of a segment of our services business. Services and maintenance revenue from our eFS and predecessor products increased $7.5 million, while services and maintenance revenue from our EXceed 2000 warehouse management system declined $6.1 million for the six months ended June 30, 2000. Additionally, in January 2000 we sold our mainframe services and maintenance practice in exchange for a royalty that will be received on future revenue generated by these mainframe customers, resulting in a $2.3 million decline in services and maintenance revenue for the six months ended June 30, 2000. This decrease was partially offset by an increase of $0.7 million in product related training for the same time period. Services and maintenance revenue as a percentage of total revenue was 62.9% for the six months ended June 30, 2000 versus 69.6% for the six months ended June 30, 1999. Our eFS and predecessor products accounted for 52.3% of total services and maintenance revenue for the six months ended June 30, 2000 versus 30.0% of total services and maintenance revenue for the six months ended June 30, 1999.

     RESALE SOFTWARE AND EQUIPMENT. Resale software and equipment revenue decreased $0.9 million, or 21.1%, to $3.3 million for the six months ended June 30, 2000, from $4.2 million for the six months ended June 30, 1999. The decline reflects the continued shift in demand to our eFS products, which have a lower opportunity for resale of software and equipment than provided by the EXceed 2000 warehouse management system and mainframe products. Resale software and equipment as a percentage of total revenue was 6.1% for the six months ended June 30, 2000 and 8.6% for the six months ended June 30, 1999.

COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses represented 1.0% of software license revenue for the six months ended June 30, 2000 and 1999.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance increased $0.3 million, or 1.2%, to $27.4 million for the six months ended June 30, 2000, from $27.1 million for the six months ended June 30, 1999. The increase in cost of services and maintenance was due to increased training and use of implementation partners primarily related to our expansion in Japan, Korea, and Europe. These cost increases were partially offset by a decrease in services and maintenance personnel cost caused by the decline in sales of licenses of the EXceed 2000 warehouse management system and from the disposition of the mainframe services and maintenance practice in January 2000. As a percentage of services and maintenance revenue, cost of services and maintenance increased to 81.3% for the six months ended June 30, 2000, from 79.9% for the six months ended June 30, 1999.

     COST OF RESALE SOFTWARE AND EQUIPMENT. Cost of resale software and equipment decreased $0.6 million, or 17.5%, to $2.8 million for the six months ended June 30, 2000, from $3.4 million for the six months ended June 30, 2000. As a percentage of resale software and equipment revenue, cost of resale software and equipment increased to 84.5% for the six months ended June 30, 2000, from 80.8% for the six months ended June 30, 1999. The increase in the cost of resale software and equipment, as a percentage of resale software and equipment revenue, was due to the shift in demand to our eFS products which provide less opportunity for obtaining pricing discounts from suppliers of software and equipment than the EXceed 2000 warehouse management system and mainframe products provided.

     SALES AND MARKETING. Sales and marketing expenses decreased $0.2 million, or 1.7%, to $12.5 million for the six months ended June 30, 2000, from $12.7 million for the six months ended June 30, 1999. A decrease in sales and marketing expenses of $2.0 million was due to a reduction in sales and marketing staff and related expenses. This decrease was partially offset by an increase in sales and marketing expenses of $1.8 million due to higher commission expenses resulting from higher software license sales, as well as an increase in promotional activities relating to the release of our eFS products. As a percentage of total revenue, sales and marketing expenses decreased to 23.3% for the six months ended June 30, 2000, from 26.2% for the six months ended June 30, 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $3.4 million, or 44.9%, to $4.1 million for the six months ended June 30, 2000, from $7.5 million for the six months ended June 30, 1999. The decrease in research and development expenses was related primarily to a reduction in the number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 7.7% for the six months ended June 30, 2000, from 15.4% for the six months ended June 30, 1999. This decline in spending for the six months ended June 30, 2000 was due to the completion of the initial releases and testing of the new eFS product core.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $1.0 million, or 12.4%, to $6.8 million for the six months ended June 30, 2000, from $7.8 million for the six months ended June 30, 1999. The decrease in general and administrative expenses was due to a reduction in personnel expenses and outside legal fees. As a percentage of total revenue, general and administrative expenses declined to 12.7% for the six months ended June 30, 2000, from 15.9% for the six months ended June 30, 1999.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles declined $0.1 million to $2.3 million for the six months ended June 30, 2000, from $2.4 million for the six months ended June 30, 1999. The amortization primarily relates to intangibles acquired in connection with the acquisition of Dallas Systems.

     NON-CASH WARRANT AND STOCK COMPENSATION. Non-cash warrant and stock compensation expense increased $1.6 million to $1.9 million for the six months ended June 30, 2000, from $0.3 million for the six months ended June 30, 1999. An increase of $1.0 million was due to the amortization of deferred compensation recorded in connection with stock options granted to employees between October 1999 and June 2000. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our Class B common stock on the date of grant of these options. The deferred compensation recorded for options granted during the six months ended June 30, 2000 was $4.6 million. The additional $0.6 million increase in non-cash warrant and stock compensation expense for the six months ended June 30, 2000 relates to warrants that were issued to purchase our Class B common stock in connection with a sales and marketing agreement with an independent third party.

     OTHER INCOME (EXPENSE). Other expense increased $0.2 million to $1.1 million for the six months ended June 30, 2000, from $0.9 million for the six months ended June 30, 1999. The increase in other expense is due primarily to higher foreign currency transaction losses resulting from our international operations.

     INCOME TAX. No income tax benefit was recorded during the six months ended June 30, 2000 and 1999 due to the uncertainty of the timing and amount of future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of June 30, 2000 we had $9.8 million in cash and cash equivalents and $0.9 million in working capital.

     Net cash used in operating activities was $1.1 million for the six months ended June 30, 2000. Cash used in operating activities arose primarily from net losses, increases in accounts receivable, prepaid expenses, and deferred revenue, offset by non-cash charges for depreciation, amortization, provision for losses on receivables, and warrant and stock compensation expense, as well as increases in accounts payable. Net cash used for operating activities was $7.9 million for the comparable six months ended June 30, 1999.

     Net cash used in investing activities was $0.8 million for the six months ended June 30, 2000 and $4.9 million for the six months ended June 30, 1999. We used cash primarily for the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support our growth.

     Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2000 and $14.4 million for the six months ended June 30, 1999. The principal source of cash in each of these periods was from the issuance of debt.

   We believe that the net proceeds of approximately $64.0 million from our August 2000 initial public offering of 8,840,000 shares of common stock, which includes the exercise of a portion of the underwriters' over-allotment option, together with our existing working capital immediately prior to the offering, will be sufficient to fund our operations for at least the next 18 months. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain this additional financing, or that, if we can, the terms will be acceptable to us.

FORWARD LOOKING STATEMENTS

Statements contained or referenced in this filing that are not historical facts may be forward-looking statements, as the term is defined in the Private Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Many factors, including the risks outlined in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, will be important in determining future results. The forward-looking statements contained in this filing or in our Registration Statement on Form S-1 include, among other things, statements relating to our e-commerce strategy, growth strategy, global expansion, use of proceeds, dividend policy, projected capital expenditures, sales and marketing expenses, research and development expenditures, other costs and expenses, revenue, profitability, liquidity and capital resources, development and maintenance of alliances, the e-commerce and e-fulfillment markets, market acceptance of the Internet, market acceptance of our eFS products, personnel expansion, technological advancement, competition and the capabilities of our software.

Any and all of our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Our actual future results may vary materially.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We develop products in the United States and market our products in North America, Europe, the Middle East, Asia, and Australia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Some of our revenue is denominated in currencies other than the U.S. dollar, in particular the Japanese yen and the Singapore dollar. However, most of our sales are currently made in U.S. dollars and a strengthening of the dollar could make our products less competitive in foreign markets.

     We have used a portion of the proceeds obtained from our August 2000 initial public offering to repay and terminate our loan agreement and thus we are not subject to any exposure based on fluctuations in interest rates. Therefore, no quantitative tabular disclosures are required. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended June 30, 2000, we sold the securities set forth below which were not registered under the Securities Act of 1933:

1. We issued an aggregate of 31,200 shares of Class B Common stock upon the exercise of stock options at exercise prices per share ranging from $2.00 to $4.50.

2. We issued options to purchase 430,475 shares of Class B Common Stock under our Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan.

We believe that the transactions described above were exempt from registration under Section 3(b) or 4(2) of the Securities Act because the subject securities were issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act or because the subject securities were sold to a limited group of persons, each of whom was believed to be a sophisticated investor or to have had a pre-existing business or personal relationship with us or our management and to have been purchasing for investment without a view to further distribution. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All recipients had adequate access, though their relationships with us, to information about us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 10, 2000, at which the Company's stockholders voted to elect members of the Board of Directors. The following directors were elected by the stockholders at this meeting: Lyle
A. Baack, Adam C. Belsky, Klaus P. Besier, J. Michael Cline, Steven A. Denning, Jay C. Hoag, Raymond R. Hood, John C. Phelan and Jeffrey R. Rodek. Messrs. Belsky, Phelan and Rodek were elected to serve until their successors are duly elected and qualified at the 2001 annual meeting, Messrs. Baack, Cline and Hoag were elected to serve until their successors are duly elected and qualified at the 2002 annual meeting, and Messrs. Besier, Denning and Hood were elected to serve until their successors are duly elected and qualified at the 2003 annual meeting. There is currently one vacancy on the board of directors, resulting from Mr. Phelan's previously agreed upon departure upon completion of the initial public offering, which we currently intend to fill prior to the end of 2000.

         There were 31,588,789 votes cast for the election of each of the following nominees: Messrs. Belsky, Besier, Denning, Hoag, Hood, Phelan and Rodek. There were 31,544,373 votes cast for Mr. Baack and 4,573,519 votes cast for J. Michael Cline (who was elected by the holders of Series B Preferred Stock voting as a class). There were 44,416 votes withheld from Mr. Baack. The stockholders also voted to approve a Second Amended and Restated Certificate of Incorporation, which became effective upon the closing of the Company's initial public offering. There were 31,538,490 votes cast for the approval of the Second Amended and Restated Certificate of Incorporation, 44,416 votes cast against it and 5,883 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS



1.1      Underwriting Agreement
3.1b     Second Amended and Restated Certificate of Incorporation of the Company



3.2b     Amended and Restated By-Laws of the Company
27.1     Financial Data Schedule


(b)       REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             EXE TECHNOLOGIES, INC.



Date:  August 21, 2000       By:     /s/  RAYMOND R. HOOD
                                -----------------------------------------------
                             Raymond R. Hood
                             President, Chief Executive Officer, and Director



Date:  August 21, 2000       By:     /s/  MICHAEL A. BURSTEIN
                                -----------------------------------------------
                             Senior Vice President, Finance, Chief Financial
                             Officer and Treasurer

                               INDEX TO EXHIBITS

 1.1         Underwriting Agreement

 3.1b        Second Amended and Restated Certificate of Incorporation of the
             Company

 3.2b        Amended and Restated By-Laws of the Company

27.1         Financial Data Schedule