Form 10-Q
period 2000-09-30
EXE TECHNOLOGIES INC
filed 2000-11-13
CIK 1047262

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-30389

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 15, 2000.

          Common Stock, $0.01 par value, 43,007,762 shares outstanding


                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                                                PAGE
                                                                                               ----
Item 1.    Financial Statements

           Consolidated Balance Sheets                                                           3

           Consolidated Statements of Operations                                                 4

           Consolidated Statements of Cash Flows                                                 5

           Notes to Consolidated Financial Statements                                            7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                            13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           21


PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                            22

Item 4.    Submission of Matters to a Vote of Security Holders                                  23

Item 6.    Exhibits and Reports on Form 8-K                                                     23

SIGNATURES                                                                                      24


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                             AS OF                  AS OF
                                                                         DECEMBER 31,           SEPTEMBER 30,
                                                                             1999                   2000
                                                                        ----------------       ----------------
                                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                              $    8,932,073         $   59,161,667
  Accounts receivable, net of allowance for doubtful accounts, returns and adjustments of approximately $5,534,000 and
     $6,278,000 at December 31, 1999 and September 30, 2000,
     respectively                                                            30,617,523             34,423,135
  Other receivables and advances                                                757,140                269,129
  Prepaid and other current assets                                            1,717,855              2,716,186
                                                                        ----------------       ----------------
Total current assets                                                         42,024,591             96,570,117
Property and equipment, net                                                   9,996,453              8,595,630
Other assets                                                                  1,002,844              1,165,214
Intangible assets, net of amortization of $10,701,000 and $14,159,000
  at December 31, 1999 and September 30, 2000, respectively                  14,646,410             11,292,391
                                                                        ----------------       ----------------
Total assets                                                             $   67,670,298         $  117,623,352
                                                                        ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $    5,260,922         $    6,866,167
  Accrued expenses                                                            8,673,369             10,247,622
  Accrued payroll and benefits                                                3,459,531              3,854,010
  Deferred revenue                                                           14,115,533             13,046,457
  Revolving credit line and current portion of long-term debt and
  capital lease obligations                                                   9,595,201                189,288
                                                                        ----------------       ----------------
Total current liabilities                                                    41,104,556             34,203,544

Long-term debt and capital lease obligations, net of current portion          5,333,136                148,404
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, Series A through D, $.01 par
    value: shares authorized - 20,000,000; shares
    issued and outstanding  - 17,687,562 at December 31, 1999;
    aggregate liquidation value - $52,000,000 at December 31, 1999           52,000,000                      --
  Common stock, voting, $.01 par value: shares authorized -
    150,000,000; shares issued - 16,766,529 and 44,004,170 at
    December 31, 1999 and September 30, 2000, respectively                      167,665                440,042
  Common stock, Class B non-voting, $.01 par value: shares issued -
    380,022 at December 31, 1999                                                  3,800                     --
  Additional paid-in capital                                                 26,355,416            147,976,248
  Treasury stock, at cost, 924,071 shares and 999,483 shares of common
    stock at December 31, 1999 and September 30, 2000, respectively          (3,208,912)            (3,431,464)
  Accumulated deficit                                                       (52,345,661)           (57,325,169)
  Deferred compensation                                                        (973,260)            (4,083,185)
  Other comprehensive loss                                                     (766,442)              (305,068)
                                                                        ----------------       ----------------
Total stockholders' equity                                                   21,232,606             83,271,404
                                                                        ----------------       ----------------
Total liabilities and stockholders' equity                               $   67,670,298         $  117,623,352
                                                                        ================       ================

SEE ACCOMPANYING NOTES.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,                             SEPTEMBER 30,
                                               -------------------------------------     -------------------------------------
                                                     1999                2000                 1999                 2000
Revenue:
   Software license                              $    6,809,173       $   10,238,534       $   17,392,043       $   26,835,176
   Services and maintenance                          13,870,219           17,926,569           47,714,243           51,592,870
   Resale software and equipment                      1,572,155            2,396,678            5,748,555            5,690,010
                                               -----------------    ----------------     ----------------     ----------------
Total revenue                                        22,251,547           30,561,781           70,854,841           84,118,056
Costs and expenses:
   Cost of software licenses                             68,092              179,164              173,182              345,131
   Cost of services and maintenance                  13,910,574           13,680,831           40,963,780           41,066,920
   Cost of resale software and equipment              1,221,296            1,726,575            4,595,014            4,508,406
   Sales and marketing                                6,050,897            6,148,200           18,766,026           18,641,159
   Research and development                           2,554,500            2,715,790           10,049,864            6,847,203
   General and administrative                         3,636,193            3,651,843           11,376,944           10,434,463
   Amortization of intangibles                        1,204,668            1,178,580            3,614,002            3,458,238
   Warrant and stock compensation
   expense allocated to:
        Cost of services and maintenance                      -              171,874                    -              670,821
        Sales and marketing                             187,425              239,343              400,575            1,216,335
        Research and development                              -                4,630                    -               12,402
        General and administrative                       26,550              153,631               79,650              593,404
   Loss on lease abandonment                            288,022                    -              288,022                    -
   Restructuring costs                                1,952,256                    -            1,952,256                    -
                                               -----------------    ----------------     ----------------     ----------------
Total costs and expenses                             31,100,473           29,850,461           92,259,315           87,794,482
                                               -----------------    ----------------     ----------------     ----------------
Operating income (loss)                              (8,848,926)             711,320          (21,404,474)          (3,676,426)
                                               -----------------    ----------------     ----------------     ----------------
Other income (expense):
   Interest income                                        1,040              577,628               19,406              800,793
   Interest expense                                    (616,345)            (266,638)          (1,374,725)          (1,202,811)
   Other                                                (48,280)            (504,369)            (241,448)            (901,064)
                                               -----------------    ----------------     ----------------     ----------------
Total other expense                                    (663,585)            (193,379)          (1,596,767)          (1,303,082)
                                               -----------------    ----------------     ----------------     ----------------
Income (loss) before taxes                           (9,512,511)             517,941          (23,001,241)          (4,979,508)
Income tax                                                    -                    -                    -                    -
                                               -----------------    ----------------     ----------------     ----------------
Net income (loss)                                $   (9,512,511)      $      517,941       $  (23,001,241)      $   (4,979,508)
                                               =================    ================     ================     ================
Net income (loss) per common share - basic       $        (0.59)      $         0.02       $        (1.43)      $        (0.23)
                                               =================    ================     ================     ================
Net income (loss) per common share - diluted     $        (0.59)      $         0.01       $        (1.43)      $        (0.23)
                                               =================    ================     ================     ================
Weighted average number of common shares
outstanding - basic                                  16,150,184           31,644,402           16,071,886           21,388,840
                                               =================    ================     ================     ================
Weighted average number of common shares
outstanding - diluted                                16,150,184           42,322,851           16,071,886           21,388,840
                                               =================    ================     ================     ================

SEE ACCOMPANYING NOTES.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                       ----------------------------------------
                                                                              1999                2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                  $   (23,001,241)     $   (4,979,508)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              6,386,312           6,582,987
     Provision for losses on receivables                                        5,189,150           5,800,070
     Amortization of deferred compensation                                        159,300           1,491,200
     Deferred income taxes                                                        (51,939)                  -
     Issuance of warrants for services                                            320,925           1,001,762
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (11,840,064)         (9,605,682)
       Other receivables and advances                                             154,580             488,011
       Prepaids and other assets                                                  479,928            (998,331)
       Other long-term assets                                                     (14,786)           (162,370)
       Accounts payable                                                           771,493           1,605,245
       Accrued payroll and benefits                                               758,423             394,479
       Deferred revenue and accrual for acquired contract
         obligations                                                            4,751,307          (1,069,076)
       Income tax payable                                                         914,991              98,540
       Accrued expenses                                                         3,778,207           1,475,713
       Other                                                                       (6,709)           (245,361)
                                                                       -------------------     ----------------
Net cash provided by (used in) operating activities                           (11,250,123)          1,877,679

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment                                            (5,152,242)         (1,130,778)
Net proceeds from sale of fixed assets                                             48,089               9,369
                                                                       -------------------     ----------------
Net cash used in investing activities                                     $    (5,104,153)     $   (1,121,409)


                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                  ---------------------------------------
                                                         1999                2000
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock for options and warrants   $    308,449    $    343,592
Issuance of preferred stock                           19,000,000            --
Proceeds from initial public offering, net                  --        63,942,929
Proceeds from long-term debt                           5,000,000            --
Payments on long-term debt                            (4,976,284)     (5,184,732)
Proceeds from bridge loan                              3,000,000            --
Payments on bridge loan                               (3,000,000)           --
Proceeds from revolving line of credit                13,475,315       2,220,946
Retirement of revolving line of credit                      --       (11,626,859)
Purchase of treasury stock                               (35,295)       (222,552)
                                                    ------------    ------------
Net cash provided by financing activities             32,772,185      49,473,324
                                                    ------------    ------------

Net increase in cash and cash equivalents             16,417,909      50,229,594
Cash and cash equivalents at beginning of period         779,896       8,932,073
                                                    ------------    ------------
Cash and cash equivalents at end of period          $ 17,197,805    $ 59,161,667
                                                    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                              $  1,343,925    $    973,828
                                                    ============    ============
Cash paid for income taxes                          $       --      $      4,587
                                                    ============    ============

SEE ACCOMPANYING NOTES.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         EXE Technologies, Inc. (the Company or EXE) is a leading provider of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. The accompanying unaudited consolidated financial statements include the accounts of EXE Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999.

2.   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist primarily of bank deposits and investment grade corporate and government debt securities and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair market value.

3.  COMMON STOCK

         The Company completed its initial public offering of 8.0 million shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106) on August 9, 2000. Additionally, the underwriters exercised a portion of their over-allotment option to purchase an additional 840,000 shares of the Company's common stock, at $8.00 per share, on August 16, 2000. Total proceeds from this offering, including the exercise of the over-allotment option, were approximately $63.9 million, net of underwriting fees and offering expenses of approximately $6.8 million. The Company used $16.6 million of these proceeds to pay off and terminate its revolving line of credit and term loan.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  COMMON STOCK (CONTINUED)

         As a result of the offering, all outstanding shares of Series A through D preferred stock automatically converted into 17,687,562 shares of common stock. Additionally, all Class A common stock was renamed as "common stock" and all Class B common stock converted into shares of common stock on a one-for-one basis as a result of closing the offering. The Company is now authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock.

4.  DEFERRED COMPENSATION

         The Company recorded deferred compensation expense for differences between the exercise price and the deemed fair market value of the Company's common stock on the grant date for certain options granted. Deferred compensation expense was approximately $0.7 million during 1999 and approximately $4.6 million during the nine months ended September 30, 2000. The deferred compensation is amortized ratably over the vesting period of the individual options, generally three to four years. Compensation expense relating to stock options recognized for the three months ended September 30, 1999 and 2000 was approximately $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 1999 and 2000, compensation expense relating to stock options was approximately $0.2 million and $1.5 million, respectively.

                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  EARNINGS PER SHARE

         The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of preferred stock, warrants and stock options (using the treasury stock method), if dilutive. The following table sets forth the calculation of basic and dilutive net income (loss) per share for the periods presented:


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   --------------------------    -----------------------------
                                                                       1999         2000             1999           2000
Numerator for basic and diluted net income (loss) per share:
Net income (loss)                                                  $(9,512,511)  $   517,941     $(23,001,241)  $ (4,979,508)
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding                          16,150,184    31,644,402       16,071,886     21,388,840
Net income (loss) - basic                                          $     (0.59)  $      0.02     $      (1.43)  $      (0.23)
                                                                   ============= ============    ============== ==============

Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding                           16,150,184   31,644,402        16,071,886     21,388,840
Effect of dilutive securities -
Common stock options                                                   -           2,786,286        -                -
Warrants                                                               -             394,175        -                -
Preferred stock                                                        -           7,497,988        -                -
                                                                   ------------- ------------    -------------- --------------
Weighted average common and common equivalent shares                 16,150,184   42,322,851        16,071,886     21,388,840
Net income (loss) per share - diluted                              $      (0.59) $      0.01     $       (1.43) $       (0.23)
                                                                   ============= ============    ============== ==============

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses. The following table sets forth the calculation of comprehensive income
(loss) for the periods presented:


                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                        -----------------------------------    ---------------------------------------
                                             1999              2000                    1999               2000
Net income (loss)                       $ (9,512,511)   $      517,941             $ (23,001,241)       $ (4,979,508)
Foreign currency translation gains
(losses)                                      19,247            86,656                  (221,145)            461,374
                                        --------------- -------------------    ------------------- -------------------
Total comprehensive income (loss)       $ (9,493,264)   $      604,597             $ (23,222,386)       $ (4,518,134)
                                        =============== ===================    =================== ===================

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

8.  SEGMENTS

         The Company is engaged in the design, development, marketing and support of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. The Company's geographic information as of and for the three and nine months ended September 30, 1999 and 2000 is as follows:


                                                  EUROPE
                                 UNITED           AND THE           ASIA
                                 STATES         MIDDLE EAST        PACIFIC    ELIMINATIONS      TOTAL
Three months ended
September 30, 1999
 Revenue                       $ 13,027,396    $  5,136,010   $  4,088,141       $              $ 22,251,547
 Amortization of intangibles      1,204,668            --             --            --             1,204,668
 Loss on lease abandonment          288,022            --             --            --               288,022
 Restructuring costs              1,952,256            --             --            --             1,952,256
 Warrant and stock
 compensation expense               213,975            --             --            --               213,975
 Operating income (loss)       $ (8,978,390)   $    722,798   $   (593,334)      $  --          $ (8,848,926)


                               EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                             (UNAUDITED)

8.  SEGMENTS (CONTINUED)


                                                            EUROPE
                                          UNITED            AND THE            ASIA
                                          STATES          MIDDLE EAST        PACIFIC       ELIMINATIONS         TOTAL
Nine months ended
 September 30, 1999
  Revenue                                $ 46,713,529       $ 13,567,671    $ 10,573,641  $            -    $  70,854,841
  Amortization of intangibles               3,614,002                  -               -               -        3,614,002
  Loss on lease abandonment                   288,022                  -               -               -          288,022
  Restructuring costs                       1,952,256                  -               -               -        1,952,256
  Warrant and stock
  compensation expense                        480,225                  -               -               -          480,225
 Operating income (loss)                  (18,557,090)          (426,086)     (2,421,298)              -      (21,404,474)


As of September 30, 1999
  Property and equipment, net               8,687,563            884,265       1,217,342               -       10,789,170
  Total assets                             69,825,591          8,781,613       2,466,128      (3,005,997)      78,067,335

Three months ended
 September 30, 2000
  Revenue                                  18,000,475          4,766,919       7,794,387               -       30,561,781
  Amortization of intangibles               1,178,580                  -               -               -        1,178,580
  Warrant and stock
  compensation expense                        569,478                  -               -               -          569,478
  Operating income (loss)                    (140,326)          (518,119)      1,369,765               -          711,320


Nine months ended
 September 30, 2000
  Revenue                                  49,538,530         16,247,517      18,332,009               -       84,118,056
  Amortization of intangibles               3,458,238                  -               -               -        3,458,238
  Warrant and stock
  compensation expense                      2,492,962                  -               -               -        2,492,962
  Operating income (loss)                  (3,954,368)        (1,425,913)      1,703,855               -       (3,676,426)


As of September 30, 2000
  Property and equipment, net               6,360,753          1,370,813         864,064               -         8,595,630
Total assets                             $110,136,290       $  5,101,806    $  5,487,558  $   (3,102,302)   $  117,623,352


                     EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.  RESTRUCTURING

         In August 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiency. The Company recorded a pretax charge of $1,952,256 for its restructuring plan. The Company recorded liabilities associated with the restructuring in the amounts of approximately $709,000 for severance and other employee related costs for the termination of 97 services, sales, development and administrative employees, $803,000 for the abandonment of certain leased office space less estimated sublease rentals at the Company's North American and Australian facilities, $179,000 for the abandonment of leased equipment and $261,000 for the disposal of other fixed assets. The Company recorded approximately $1,325,000 and $285,000 of cash charges against the original restructuring reserve during 1999 and 2000, respectively. The remaining liability at September 30, 2000 is approximately $342,000 and is expected to be paid out through the end of 2003.

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

     We derive our revenue from the sale of software licenses; product related consulting, training, maintenance and support (collectively, "services and maintenance"); and the resale of software and equipment.

     We recognize license revenue under Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition With Respect To Certain Transactions." Under SOP No. 97-2, software license revenue is recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable; no significant production, modification or customization of the software is required; vendor-specific objective evidence of fair value exists to allow for the allocation of the total fee to elements of the arrangement; and collection of the license fee is considered probable by management. Maintenance revenue is recognized ratably over the term of the contract, which is typically one year, and revenue from services is recognized as such services are provided.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

     TOTAL REVENUE. Total revenue increased by $8.3 million, or 37.3%, to $30.6 million for the three months ended September 30, 2000, from $22.3 million for the three months ended September 30, 1999. International revenue accounted for 41.1% of total revenue during the three months ended September 30, 2000 and 41.5% of total revenue during the three months ended September 30, 1999. No single customer accounted for more than 10.0% of total revenue during the three months ended September 30, 2000 or 1999.

     SOFTWARE LICENSE. Our license revenue increased $3.4 million, or 50.4%, to $10.2 million for the three months ended September 30, 2000, from $6.8 million for the three months ended

September 30, 1999. This increase was due to continued growth in the sales of our eFS and predecessor products. Sales of our eFS and predecessor products increased by $4.0 million for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. This increase was offset by a $0.6 million decline in sales from our EXceed 2000 warehouse management system and mainframe products. Software license revenue as a percentage of total revenue was 33.5% for the three months ended September 30, 2000 versus 30.6% for the three months ended September 30, 1999. Our eFS and predecessor products accounted for 86.7% of total software license revenue during the three months ended September 30, 2000 and 71.8% of total software license revenue during the three months ended September 30, 1999.

     SERVICES AND MAINTENANCE. Services and maintenance revenue increased $4.0 million, or 29.2%, to $17.9 million for the three months ended September 30, 2000 from $13.9 million for the three months ended September 30, 1999. Services and maintenance revenue from our eFS and predecessor products increased $4.4 million, while services and maintenance revenue from our EXceed 2000 warehouse management system increased $0.2 million for the three months ended September 30, 2000. Additionally, in January 2000 we sold our mainframe services and maintenance practice in exchange for a royalty that will be received on future revenue generated by these mainframe customers, resulting in a $0.7 million decline in services and maintenance revenue for the three months ended September 30, 2000. Services and maintenance revenue as a percentage of total revenue was 58.7% for the three months ended September 30, 2000 versus 62.3% for the three months ended September 30, 1999. The decline was due to the increasing portion of our revenue derived from our eFS products, which are more easily deployable and require less personnel to install than our EXceed 2000 warehouse management system, and the disposition of our mainframe business. Our eFS and predecessor products accounted for 57.4% of total services and maintenance revenue for the three months ended September 30, 2000 versus 42.4% of total services and maintenance revenue for the three months ended September 30, 1999.

     RESALE SOFTWARE AND EQUIPMENT. Resale software and equipment revenue increased $0.8 million, or 52.4%, to $2.4 million for the three months ended September 30, 2000, from $1.6 million for the three months ended September 30, 1999. The increase was due to an unusually high level of resale software and equipment revenue associated with sales of our EXceed 2000 warehouse management system. We expect resale software and equipment revenue to decline in future periods due to the continued shift in demand to our eFS products, which have a lower opportunity for resale of software and equipment than provided by the EXceed 2000 warehouse management system and mainframe products. Resale software and equipment as a percentage of total revenue was 7.8% for the three months ended September 30, 2000 and 7.1% for the three months ended September 30, 1999.

COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of the cost of royalties associated with tools used to develop our software products and the cost of reproduction. Cost of software licenses represented 1.7% of software license revenue for the three months ended

September 30, 2000 and 1.0% for the three months ended September 30, 1999.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of salaries of professional staff, costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. Our cost of services and maintenance decreased $0.2 million, or 1.7%, to $13.7 million for the three months ended September 30, 2000, from $13.9 million for the three months ended September 30, 1999. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 76.3% for the three months ended September 30, 2000, from 100.3% for the three months ended September 30, 1999. The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee) as we continued the transition from our EXceed 2000 warehouse management system and mainframe products to our eFS products.

     COST OF RESALE SOFTWARE AND EQUIPMENT. Cost of resale software and equipment consists primarily of the costs of the software and hardware we purchase to resell to our customers. Cost of resale software and equipment increased $0.5 million, or 41.4%, to $1.7 million for the three months ended September 30, 2000, from $1.2 million for the three months ended September 30, 1999. The increase during the three months ended September 30, 2000 was due to a higher volume of resale software and equipment sales. As a percentage of resale software and equipment revenue, cost of resale software and equipment decreased to 72.0% for the three months ended September 30, 2000, from 77.7% for the three months ended September 30, 1999. The decrease in cost as a percentage of revenue was due to increased sales of higher margin EXceed 2000 warehouse management system related resale software and equipment. We expect the cost as a percentage of revenue to increase in future periods due to the continued shift in demand to our eFS products which provide less opportunity for obtaining pricing discounts from suppliers of software and equipment than the EXceed 2000 warehouse management system and mainframe products provided.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses increased $0.1 million, or 1.6%, to $6.1 million for the three months ended September 30, 2000, from $6.0 million for the three months ended September 30, 1999. As a percentage of total revenue, sales and marketing expenses decreased to 20.1% for the three months ended September 30, 2000, from 27.2% for the three months ended September 30, 1999. The decrease in sales and marketing costs as a percentage of total revenue was a result of increasing revenues and maintaining costs at their previous level.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses increased $0.2 million, or 6.3%, to $2.7 million for the three months ended September 30, 2000, from $2.5 million for the three months ended September 30, 1999. The increase in research and development expenses was related primarily to a slight increase in the number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 8.9% for the three months ended September 30,

2000, from 11.5% for the three months ended September 30, 1999. The decrease in research and development expenses as a percentage of total revenue was due to revenue, driven by our new eFS product, rising at a faster rate than costs. We expect to continue to invest in research and development activities to complete additional modules and enhancements for the EXceed eFS Fulfill and EXceed eFS Collaborate Suites.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs were $3.6 million for the three months ended September 30, 2000 and 1999. As a percentage of total revenue, general and administrative expenses declined to 11.9% for the three months ended September 30, 2000, from 16.3% for the three months ended September 30, 1999. The decrease in general and administrative expenses as a percentage of total revenue was a result of keeping costs constant while increasing revenues.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $1.2 million for the three months ended September 30, 2000 and 1999. The amortization primarily relates to intangibles acquired in connection with the 1997 acquisition of Dallas Systems.

     NON-CASH WARRANT AND STOCK COMPENSATION. Non-cash warrant and stock compensation expense increased $0.4 million to $0.6 million for the three months ended September 30, 2000, from $0.2 million for the three months ended September 30, 1999. The increase was due to the amortization of deferred compensation recorded in connection with stock options granted to employees from October 1999 to June 2000. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.

     LOSS ON LEASE ABANDONMENT. Loss on lease abandonment was $0.3 million for the three months ended September 30, 1999. The loss was due to the decision to vacate our old corporate headquarters and relocate to our current headquarters in Dallas, Texas.

     RESTRUCTURING COSTS. In August 1999, we implemented a restructuring plan to reduce costs and improve operating efficiency. In connection with this plan, we recorded a charge of $2.0 million for the three months ended September 30, 1999. The restructuring charge included $0.7 million for severance and other employee related costs for the termination of 97 services, sales, development, and administrative employees; $0.8 million for the abandonment of certain leased office space less estimated sublease rentals for the corporate facility in Dallas, Texas and a sales and service office in Australia; and $0.5 million for the abandonment of leased equipment and disposal of other fixed assets.

     OTHER INCOME (EXPENSE). Other income (expense) consists of gains and losses from currency fluctuations, interest expense and loan cost amortization on outstanding debt, offset by interest income on short-term investments. Other expense decreased $0.5 million to $0.2 million for the three months ended September 30, 2000, from $0.7 million for the three months ended

September 30, 1999. The decrease was due to higher interest income of $0.6 million and lower interest expense of $0.3 million, partially offset by foreign exchange losses of $0.4 million.

     INCOME TAX. No income tax expense was recorded during the three months ended September 30, 2000 as the tax provision was benefited by utilization of the Company's net operating loss carryforward. No benefit was recognized for operating losses during the three months ended September 30, 1999 due to the uncertainty of the timing and amount of future taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

     TOTAL REVENUE. Total revenue increased by $13.3 million, or 18.7%, to $84.1 million for the nine months ended September 30, 2000, from $70.8 million for the nine months ended September 30, 1999. International revenue accounted for 41.1% of total revenue during the nine months ended September 30, 2000 and 34.1% of total revenue during the nine months ended September 30, 1999. No single customer accounted for more than 10.0% of total revenue during the nine months ended September 30, 2000 or 1999.

     SOFTWARE LICENSE. License revenue increased $9.4 million, or 54.3%, to $26.8 million for the nine months ended September 30, 2000, from $17.4 million for the nine months ended September 30, 1999. This increase was due to continued growth in the sales of our eFS and predecessor products. Sales of our eFS and predecessor products increased by $12.0 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. This increase was offset by a $2.6 million decline in sales from our EXceed 2000 warehouse management system and mainframe products. Software license revenue as a percentage of total revenue was 31.9% for the nine months ended September 30, 2000 versus 24.5% for the nine months ended September 30, 1999. Our eFS and predecessor products accounted for 87.2% of total software license revenue during the nine months ended September 30, 2000 and 65.3% of total software license revenue during the nine months ended September 30, 1999.

     SERVICES AND MAINTENANCE. Services and maintenance revenue increased $3.9 million, or 8.1%, to $51.6 million for the nine months ended September 30, 2000 from $47.7 million for the nine months ended September 30, 1999. The increase was due to higher software license sales for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, which generated higher services and maintenance revenue opportunities. Services and maintenance revenue from our eFS and predecessor products increased $11.9 million, while services and maintenance revenue from our EXceed 2000 warehouse management system declined $5.9 million for the nine months ended September 30, 2000. Additionally, in January 2000 we sold our mainframe services and maintenance practice in exchange for a royalty that will be received on future revenue generated by these mainframe customers, resulting in a $3.0 million decline in services and maintenance revenue for the nine months ended September 30, 2000. This decrease was partially offset by an increase of $0.9 million in product related training for the same time period. Services and maintenance revenue as a percentage of total revenue was 61.3% for the nine months ended September 30, 2000 versus 67.3% for the nine months ended September 30, 1999. The decline was due to the increasing portion of our revenue generated from our eFS products, which are more easily deployable and require less personnel to install than our EXceed 2000 warehouse management system, and the disposition of our mainframe business. Our eFS and predecessor products accounted for 54.1% of total services and maintenance revenue for the nine months ended September 30, 2000 versus 33.6% of total services and maintenance revenue for the nine months ended September 30, 1999.

     RESALE SOFTWARE AND EQUIPMENT. Resale software and equipment revenue was $5.7 million for the nine months ended September 30, 2000 and 1999. Resale software and equipment as a percentage of total revenue was 6.8% for the nine months ended September 30, 2000 and 8.1% for the nine months ended September 30, 1999. The decline reflects the continued shift in demand to our eFS products, which have a lower opportunity for resale of software and equipment than provided by the EXceed 2000 warehouse management system and mainframe products.

COSTS AND EXPENSES

     COST OF SOFTWARE LICENSES. Cost of software licenses represented 1.3% of software license revenue for the nine months ended September 30, 2000 and 1.0% for the nine months ended September 30, 1999.

     COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance increased $0.1 million, or 0.3%, to $41.1 million for the nine months ended September 30, 2000, from $41.0 million for the nine months ended September 30, 1999. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 79.6% for the nine months ended September 30, 2000, from 85.9% for the nine months ended September 30, 1999. The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee) as we continued the transition from our EXceed 2000 warehouse management system and mainframe products to our eFS products.

     COST OF RESALE SOFTWARE AND EQUIPMENT. Cost of resale software and equipment decreased $0.1 million, or 1.9%, to $4.5 million for the nine months ended September 30, 2000, from $4.6 million for the nine months ended September 30, 1999. As a percentage of resale software and equipment revenue, cost of resale software and equipment decreased to 79.2% for the nine months ended September 30, 2000, from 79.9% for the nine months ended September 30, 1999.

     SALES AND MARKETING. Sales and marketing expenses decreased $0.1 million, or 0.7%, to $18.6 million for the nine months ended September 30, 2000, from $18.7 million for the nine months ended September 30, 1999. As a percentage of total revenue, sales and marketing expenses decreased to 22.2% for the nine months ended June 30, 2000, from 26.5% for the nine months ended September 30, 1999. The decrease in sales and marketing costs as a percentage of total revenue was a result of increasing revenues and maintaining costs at their previous level.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased $3.2 million, or 31.9%, to $6.8 million for the nine months ended September 30, 2000, from $10.0 million for the nine months ended September 30, 1999. The decrease in research and development expenses was related primarily to a reduction in the number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 8.1% for the nine months ended September 30, 2000, from 14.2% for the nine months ended September 30, 1999. This decline in spending for the nine months ended September 30, 2000 was due to the completion of the initial releases and testing of the new eFS product core.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $1.0 million, or 8.3%, to $10.4 million for the nine months ended September 30, 2000, from $11.4 million for the nine months ended September 30, 1999. The decrease in general and administrative expenses was due to a reduction in personnel expenses and outside legal fees. As a percentage of total revenue, general and administrative expenses declined to 12.4% for the nine months ended September 30, 2000, from 16.1% for the nine months ended September 30, 1999.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles declined $0.1 million to $3.5 million for the nine months ended September 30, 2000, from $3.6 million for the nine months ended September 30, 1999. The amortization primarily relates to intangibles acquired in connection with the 1997 acquisition of Dallas Systems.

     NON-CASH WARRANT AND STOCK COMPENSATION. Non-cash warrant and stock compensation expense increased $2.0 million to $2.5 million for the nine months ended September 30, 2000, from $0.5 million for the nine months ended September 30, 1999. An increase of $1.3 million was due to the amortization of deferred compensation recorded in connection with stock options granted to employees between October 1999 and June 2000. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. The deferred compensation recorded for options granted during the nine months ended September 30, 2000 was $4.6 million. The additional $0.7 million increase in non-cash warrant and stock compensation expense for the nine months ended September 30, 2000 relates to warrants that were issued to purchase our common stock in connection with a sales and marketing agreement with an independent third party.

     LOSS ON LEASE ABANDONMENT. Loss on lease abandonment was $0.3 million for the nine months ended September 30, 1999. The loss was due to the decision to vacate our old corporate headquarters and relocate to our current headquarters in Dallas, Texas.

     RESTRUCTURING COSTS. In August 1999, we implemented a restructuring plan to reduce costs and improve operating efficiency. In connection with this plan, we recorded a charge of $2.0 million for the nine months ended September 30, 1999. The restructuring charge included $0.7 million for severance and other employee related costs for the termination of 97 services, sales, development, and administrative employees; $0.8 million for the abandonment of certain leased office space less estimated sublease rentals for the corporate facility in Dallas, Texas and a sales and service office in Australia; and $0.5 million for the abandonment of leased equipment and disposal of other fixed assets.

     OTHER INCOME (EXPENSE). Other expense decreased $0.3 million to $1.3 million for the nine months ended September 30, 2000, from $1.6 million for the nine months ended September 30, 1999. The decrease in other expense is due to higher interest income of $0.8 million and lower interest expense of $0.2 million, partially offset by higher foreign exchange losses of $0.7 million.

     INCOME TAX. No income tax benefit was recorded during the nine months ended September 30, 2000 and 1999 due to the uncertainty of the timing and amount of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of September 30, 2000 we had $59.2 million in cash and cash equivalents and $62.4 million in working capital.

     Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2000. Cash provided by operating activities arose primarily from net income before non-cash charges for depreciation, amortization, provision for losses on receivables, and warrant and stock compensation expense, as well as increases in accounts payable and accrued expenses, offset by increases in accounts receivable and prepaid expenses, and a decline in deferred revenue. Net cash used for operating activities was $11.3 million for the comparable nine months ended September 30, 1999.

     Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2000 and $5.1 million for the nine months ended September 30, 1999. We used cash primarily for the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support our growth.

     Net cash provided by financing activities was $49.5 million for the nine months ended September 30, 2000. Cash provided by financing activities was generated primarily by net proceeds of $63.9 million from our August initial public offering of 8,000,000 shares of common stock and 840,000 shares of common stock for which the underwriters exercised their over-allotment option, offset by the repayment and termination of the Company's revolving line of credit and term loan. Net cash provided by financing activities was $32.8 million for the comparable nine months ended September 30 1999, and arose primarily from the issuance of preferred stock and proceeds from debt.

   We believe that our existing working capital will be sufficient to fund our operations for at least the next 18 months. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain this additional financing, or that, if we can, the terms will be acceptable to us.

FORWARD-LOOKING STATEMENTS

     Statements contained or referenced in this filing that are not historical facts may be forward-looking statements, as the term is defined in the Private Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. The forward-looking statements contained in this filing or in our Registration Statement on Form S-1 include, among other things, statements relating to the resale of software and equipment, the cost of resale software and equipment, research and development and the sufficiency of working capital.

     Any and all of our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks outlined in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. In particular, these risks include: the potential that demand will not continue to shift to our eFS products, the potential inability to successfully continue to develop our EXceed Fulfill and EXceed Collaborate Suites, and our potential inability to forecast expenses and working capital needs, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our fulfillment, warehousing and distribution software business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Pending their application, we have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds with maturities of 90 days or less. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk. Therefore, no quantitative disclosure is required.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended September 30, 2000, we sold the securities set forth below which were not registered under the Securities Act of 1933:

1. We issued an aggregate of 33,774 shares of Common Stock upon the exercise of stock options at exercise prices ranging from $0.75 per share to $13.00 per share.

2. On August 3, 2000, we issued options to purchase 581,500 shares of Common Stock under our Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan at an exercise price of $8.00 per share.

3. On August 4, 2000, we issued 187,500 shares of Common Stock upon the exercise of a warrant previously granted to one of our service providers at an exercise price of $4.00 per share.

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

(d)      USE OF PROCEEDS

     The Company completed its initial public offering of 8.0 million shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106, effective August 3, 2000) on August 9, 2000. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, Salomon Smith Barney, and Banc of America Securities LLC. The underwriters exercised a portion of their over-allotment option to purchase an additional 840,000 shares of the Company's common stock, at $8.00 per share, on August 16, 2000. Total proceeds from the offering, including the exercise of the over-allotment option, were approximately $63.9 million, net of underwriting discounts and commissions of approximately $5.0 million and other fees and expenses of approximately $1.8 million.

     Approximately $16.6 million of the offering proceeds were used to pay off and terminate the Company's revolving line of credit and term loan. The remainder of the proceeds have been invested in investment grade corporate and government securities and money market funds. We intend to use the remaining proceeds for research and development activities; expenditures on sales and marketing, consulting services, and general and administrative personnel; systems costs; refinancing equipment lease obligations; and working capital and general corporate purposes, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 26, 2000, in accordance with the requirements of the Delaware General Corporation Law, the stockholders of the Company approved by partial written consent an amendment and restatement of the Company's 1997 Incentive and Non-Qualified Stock Option Plan (as previously amended and restated (the "Plan")), to increase the number of shares authorized for issuance under the Plan from 8,500,000 to 12,000,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

27.1     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EXE TECHNOLOGIES, INC.



Date:  November 13, 2000        By:     /s/  RAYMOND R. HOOD
                                   ------------------------------------
                                Raymond R. Hood
                                President, Chief Executive Officer, and Director



Date:  November 13, 2000        By:     /s/  MICHAEL A. BURSTEIN
                                   ----------------------------------------
                                Michael A. Burstein
                                Senior Vice President, Finance, Chief Financial
                                Officer and Treasurer

INDEX TO EXHIBITS

27.1  Financial Data Schedule