Form 10-K
period 2000-12-31
EXE TECHNOLOGIES INC
filed 2001-03-30
CIK 1047262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-30389
                            ------------------------

                             EXE TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-1719817
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)
         8787 STEMMONS FREEWAY                                75247
             DALLAS, TEXAS                                  (zip code)
    (Address of principal executive
               offices)

                                 (214) 775-6000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS      EXCHANGE ON WHICH REGISTERED
-------------------      ----------------------------
       None                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 1, 2001 as reported on the Nasdaq National Market, was approximately $141 million.

    As of March 1, 2001, the Registrant had 45,192,737 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

PART I
Item 1.                 Business....................................................       3
Item 2.                 Properties..................................................      15
Item 3.                 Legal Proceedings...........................................      15
Item 4.                 Submission of Matters to a Vote of Security Holders.........      15

PART II
Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................      17
Item 6.                 Selected Consolidated Financial Data........................      18
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................      20
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................      38
Item 8.                 Financial Statements and Supplementary Data.................      39
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................      64

PART III
Item 10.                Directors and Executive Officers of the Registrant..........      64
Item 11.                Executive Compensation......................................      64
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................      64
Item 13.                Certain Relationships and Related Transactions..............      64

PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................      64

Signatures..........................................................................      66
Index to Exhibits and Exhibits......................................................      68

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results." Discussions containing forward-looking statements may be found in the materials set forth under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

    EXE Technologies provides fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. Our software allows companies to efficiently manage and control the flow of inventory throughout the supply chain using the Internet and traditional communication methods. Companies use our software to reduce distribution costs, manage inventory across the supply chain, and increase customer loyalty and satisfaction. We provide global service and support for our software from established facilities in North America, Europe, the Middle East, Asia and Australia. Revenue from our international operations for the year ended December 31, 2000 was approximately $46.9 million, or 40.5% of our total revenue, and for the year ended December 31, 1999 was approximately $35.0 million, or 36.2% of our total revenue.

    We sell our software worldwide through a direct sales force and through strategic alliances with complementary software vendors and consulting organizations. We target companies in industries characterized by large product selections, high transaction volumes and increasing demands for customer-specific order processing, including traditional and e-commerce retailers, manufacturers and outsourced e-commerce and third-party logistics providers.

    We were organized in July 1997 and commenced operations in September 1997 following the acquisition of Dallas Systems Corporation, based in Dallas, Texas, by Neptune Systems, Inc., based in Philadelphia, Pennsylvania. Although Dallas Systems had been in existence for 18 years and Neptune for five years, we have operated on a combined basis as EXE Technologies, Inc. for slightly more than three years.

RECENT DEVELOPMENTS

    On January 25, 2001, we completed the acquisition of AllPoints
Systems, Inc. of Norwood, Massachusetts. The transaction was completed in a stock-for-stock merger in which we issued 1,590,357 shares of our common stock and assumed options for an additional 409,606 shares of our common stock in exchange for all of the outstanding securities of AllPoints Systems. The acquisition is intended to strengthen our global leadership by deepening our vertical market presence and expanding our software and service offerings.

THE OPPORTUNITY

    We believe that the large market for logistics services worldwide represents a significant opportunity as companies increasingly focus on reducing costs, improving efficiency and increasing customer loyalty and satisfaction. According to Banc of America Securities LLC (BofA), spending on logistics (supply chain) may represent as much as 10% of the Gross Domestic Product (GDP) of the United States. About a third of this spending is for inventory carrying costs (interest, obsolescence, warehousing, etc.) representing total spending in excess of $300 billion in the United States alone in the year 2000. BofA further notes that the international logistics market could be nearly twice the size of the United States market. Our solutions are designed to reduce costs by increasing inventory turnover, improving visibility and creating new opportunities to generate revenue through value-added processing.

    In addition, the Internet has emerged as a powerful global commerce and communications medium, creating opportunities for companies to conduct business and interact directly with their customers. We believe that the rise of the Internet and e-commerce has established a common platform and standards, creating the opportunity to bring increased efficiency to supply chain operations. However, the new relationships created between buyer and seller, especially in the business to business, or B2B, market, are driving a fundamental change in order execution and fulfillment requiring increased collaboration among the parties. Since competitive information is easily accessible over the Internet, companies are finding it increasingly difficult to differentiate their offerings solely on product, location or price. Accordingly, we believe that companies must distinguish their product and service offerings by providing reliable delivery and value-added services during the fulfillment process according to the consumers' individual preferences.

    THE NEW SUPPLY CHAIN FULFILLMENT IS MORE COMPLEX THAN TRADITIONAL
     FULFILLMENT

    Traditional warehouse management and distribution solutions were primarily intended for replenishing "bricks-and-mortar" establishments, such as retail stores and distributors, where orders are typically large, undifferentiated and not shipped directly to the consumer. The majority of these traditional solutions were designed before the widespread commercial use of the Internet, and were not intended for large scale, direct to customer transactions.

    We believe the challenges of modern fulfillment are more complex than those associated with traditional warehouse management distribution. These challenges include:

    - managing complex fulfillment processes across the supply chain;

    - supporting business models, such as electronic exchanges where multiple buyers and sellers can trade products;

    - facilitating visibility of inventory, delivery and order status to both customers and suppliers;

    - providing personalized service during fulfillment, including value-added services such as customer-specific marketing, product assembly and product configuration;

    - developing global fulfillment capabilities;

    - processing orders from multiple media, including the Internet, facsimile, electronic data interchange and telephone;

    - handling significant and rapid increases in the volume of transactions;

    - determining optimal locations from which to ship and optimal methods of how to ship inventory; and

    - controlling reverse logistics functions such as product recall and returns.

    In addition to these challenges, companies are faced with the task of rapidly developing their new fulfillment capabilities in response to the increased competition for customers.

    COMPANIES MUST IMPLEMENT NEW FULFILLMENT SOLUTIONS

    The impact of the Internet on supply chain management has dramatically shifted the focus from warehouse management distribution systems to fulfillment systems. We believe that the ability of fulfillment systems to facilitate value-added, customer-specific order completion on a global scale will be a critical success factor for both e-commerce and traditional businesses as they implement their business strategies. Many traditional retailers, who have historically relied on warehouse management and replenishment solutions, are evolving into multi-channel retailers with the capability to transact business through stores or directly with customers. In addition, many traditional manufacturers, who have historically relied on distributors and retailers to transact with customers, are now directly fulfilling customer orders or looking to use third-party logistics providers or industry-specific marketplaces to manage their supply chain. We believe that many electronic exchanges will evolve into supply chain managers and must provide, either directly or through alliance companies, management of the logistics process and guaranteed product delivery.

    Many companies that implemented traditional warehouse management systems have discovered that their existing systems do not allow them to provide value-added, customer-specific order completion on a global scale. Fulfillment solutions offer new opportunities for companies to engage in customer-specific fulfillment for the benefit of both buyers and sellers. Buyers benefit since products can be assembled, configured and personalized to meet their individual needs. At the same time, sellers benefit since this "postponement strategy" allows them to significantly reduce inventories and pursue targeted marketing campaigns where promotions, customer loyalty programs and other retention enhancement strategies can be pursued quickly and effectively.

    A NEW GENERATION OF FULFILLMENT SOFTWARE IS REQUIRED

    We believe companies must now invest in and deploy new fulfillment software to meet the specific requirements of their individual customer bases. To date, we believe that businesses have focused the majority of their Internet-related investments on marketing and have overlooked the strategic complexity of delivering goods through the supply chain. We believe that the success of many e-commerce initiatives will lie in effective implementation and profitable management of new fulfillment processes and meeting stringent customer service requirements. Many companies launching e-commerce initiatives must invest in and deploy advanced, Internet-enabled technologies that offer efficient control of physical fulfillment processes, are adaptable to meet the needs of a growing business and are reliable. This fulfillment software must also capitalize on the ability of the Internet to interact directly with suppliers, customers, customer relationship management systems and advanced planning systems, so suppliers and customers share a common, collaborative view of customer fulfillment activity.

THE EXE SOLUTION

    Our software manages the fulfillment of orders initiated through both e-commerce and traditional sales channels. It provides control over fulfillment processes both inside the four walls of logistics centers and across company supply chains. Our software provides customers and suppliers with a real-time view of customer fulfillment and provides the basis for developing improved procurement, logistics and distribution processes and personalized customer-specific order fulfillment. In addition, we complement our software with a global professional services organization, which facilitates implementation, integration and modification of our software to meet the specific needs of our customers.

    We provide the following benefits to our customers:

    - REDUCED COSTS AND IMPROVED EFFICIENCY. We believe our software offers customers the opportunity to reduce operating costs by automating and streamlining many of the labor-intensive processes in both traditional and e-commerce related logistics and distribution operations. Our software allows companies to implement industry best practices to reduce inventory handling, increase inventory turnover, reduce inventory obsolescence and optimize labor requirements.

    - REDUCED TIME TO ENTER NEW MARKETS. We believe our software provides all of the functionality necessary for fulfillment in a single, packaged solution. Our easy-to-install applications reduce the time it takes for companies to launch or enhance e-commerce initiatives, while simultaneously automating their traditional supply chains.

    - SUPPLY CHAIN WIDE PROCESS MANAGEMENT. Our software enables companies to exercise control over processes that span the supply chains of their suppliers and customers. These processes may include product recall, returns processing, and merge-in-transit. By automating these workflows and combining them with execution capability, companies are able to utilize their supply chain network to reduce costs and improve revenue.

    - CUSTOMER-SPECIFIC FULFILLMENT. Our software allows companies to treat each transaction individually by automating and coordinating complex fulfillment, assembly, product configuration and customer-specific marketing campaigns across multiple sales channels. Through the personalization of each customer order, companies are able to enhance customer interaction and maximize customer retention.

    - FLEXIBILITY AND RELIABILITY. Our software has the flexibility to be deployed across most major computer systems and can operate in a hosted environment. Our software is expandable to meet growing client needs which is increasingly critical in e-commerce fulfillment environments, as well as in broader enterprise environments that support multiple sales channels. Our software has been proven reliable in high volume businesses that distribute through retail stores or sell directly to customers.

    - VISIBILITY. Our software provides a real-time view of customer fulfillment activities and order status across multiple channels and platforms. This allows suppliers to track orders and to implement targeted marketing campaigns at strategic times during the fulfillment cycle.

    - GLOBAL CAPABILITY. Our software currently operates in 17 languages and is designed to accommodate rapid translations of product upgrades. In addition, we provide local service and support from established facilities in North America, Europe, the Middle East, Asia and Australia. We believe that our global presence benefits our customers by providing localized service and global customer support.

    - ADAPTABILITY FOR COMPLEX NEW BUSINESS MODELS. Our software is designed to handle complex logistics situations. This adaptability is increasingly critical to third party logistics providers and exchanges where the ability to handle products owned by multiple companies is fundamental to their success.

STRATEGY

    Our goal is to be the leading global provider of fulfillment software to companies offering products and services through both e-commerce and traditional sales channels. To achieve this goal, we plan to:

    - TAKE ADVANTAGE OF OUR EXPERIENCE AND ESTABLISHED MARKET POSITION. We intend to continue to leverage our market position, our strategic relationships and our brand recognition from the traditional warehouse management and distribution market to grow our share of the fulfillment market. We intend to accomplish this by providing comprehensive, expandable and flexible solutions for our customers as they develop e-commerce initiatives and integrate them with traditional sales channels.

    - USE OUR INTERNATIONAL INFRASTRUCTURE TO GAIN GLOBAL MARKET SHARE. We believe there is significant demand for our software solutions in international markets and have established a global infrastructure to target leading businesses worldwide. We provide sales, service and support from locations in North America, Europe, the Middle East, Asia and Australia. Our software is installed in 36 countries and currently operates in 17 languages, including Chinese, French, German, Japanese and Spanish. We intend to continue to invest in our infrastructure and increase our sales and marketing efforts in Europe, Asia and South America.

    - EXPAND OUR STRATEGIC ALLIANCES. We have established strategic alliances with industry-leading consultants and software systems implementors, including Cap Gemini Ernst & Young, IBM Global Services and PricewaterhouseCoopers, to supplement our direct sales force and professional services organization. These alliances help extend our market coverage and provide us with new business leads and access to trained implementation personnel, which we believe are crucial to the deployment of complex software solutions. We also have alliances with complementary software vendors, such as i2 Technologies, which allow us to offer a comprehensive solution for e-commerce fulfillment and supply chain execution, which includes ordering, transporting, handling, storing and delivering inventory as it moves from manufacturer to the end customer. We will continue to seek to expand the number of companies with which we work to further penetrate our global market.

    - ENHANCE OUR SOLUTIONS. We have enhanced our Internet-enabled products by releasing upgrades and introducing value-added modular components. We believe our customers will continue to demand greater breadth and depth from e-commerce solutions. We intend to broaden our product offerings to integrate additional functionality and new technologies. We are beginning to incorporate additional process management capabilities that will allow us to manage entire work flows in the supply chain and we intend to incorporate additional components by the second quarter of 2001. Our ability to easily add software modules allows us to rapidly introduce new product features and functionality and to penetrate accounts that are in different stages of developing and implementing their business strategies.

    - CAPTURE THE GROWING OPPORTUNITY CREATED BY PRIVATE ELECTRONIC MARKETPLACES (EXCHANGES). Our experience with third party logistics providers has helped us create software well suited for fulfillment and distribution centers with multiple tenants and service models. We believe that exchanges that deal in physical goods will need to provide, either directly or through their alliances, physical settlement of the business transaction. We intend to use our technology to provide the software and process infrastructure for them to offer these services to their market participants.

    - EXPLOIT THE GROWING TREND TO OUTSOURCE BUSINESS PROCESSES AND COMPUTER SERVICES. We intend to pursue additional relationships with third party providers that will deliver our solution as an outsourced, externally hosted service to be packaged with their differentiated service and technology offerings. We believe there is a significant need for companies to outsource their business processes, including their fulfillment needs. By using an outsourced service, a company can improve the time it takes to begin operations without making the investment in technology and staff necessary to support a complex e-commerce solution. We believe our relationships with logistics outsourcers will enable our hosted solutions to become more broadly available and increase our market penetration to companies outside our target markets, especially small- and medium-sized companies.

EXE SOFTWARE

    Our EXceed fulfillment software was launched in January 1999. EXceed allows companies to deploy integrated e-commerce order fulfillment solutions across the Internet and multiple computer systems. The software includes functionality for:

    - operating fulfillment centers;

    - creating customer-specific fulfillment services;

    - integrating fulfillment centers to web sites and planning engines;

    - optimizing fulfillment center layout; and

    - connecting multiple centers with each other and other e-commerce and enterprise systems.

    Our EXceed fulfillment software is designed to run on the most widely used hardware, operating system and database platforms, generating a consistent display of the data to all concurrent users. Depending on our customers' specific needs, EXceed software can be deployed on UNIX, Windows NT/2000, IBM O/S 390 and AS 400 with Oracle, SQL Server or DB2 as the database engine.

    Our EXceed fulfillment software includes two software suites:

    - EXceed Fulfill--manages and controls operations within the fulfillment center, including receiving, stocking, picking, product configuration, packing, shipping, crossdocking, quality assurance, inventory control and reporting.

    - EXceed Collaborate--allows users, suppliers and customers to manage workflows and share information across our applications, third-party applications and networks of fulfillment centers.

    The table below describes the components and functionality of the EXceed Fulfill and Collaborate Suites:

EXCEED FULFILL SUITE

COMPONENTS                                            FUNCTIONALITY
----------                                            -------------
EXCEED WMS                     Provides functionality for fulfillment center or warehouse management, including order management, receiving,
                                 stocking, replenishment, picking, labor control, radio
                                 frequency support and task management.

EXCEED VALUE                   Automates customer-specific marketing activities and other more complex make-to-order operations.

EXCEED CROSSDOCK               Merges inbound products shipped directly from suppliers with inventoried products in a high speed fashion.

EXCEED BILLING                 Generates activity-based charges for storage and labor to
                                 charge to customers or divisions.

EXCEED OPTIMIZE                Simulates and optimizes the attributes of a fulfillment
                                 center.

COMPONENTS                                            FUNCTIONALITY
----------                                            -------------
EXCEED MANIFEST                Coordinates with third-party software to perform shipping
                                 functions such as rating, routing, best-way shipping,
                                 carrier tender, carrier labeling and consolidation.

EXCEED RETURNS                 Controls the disposition of returned items, including
                                 reprocessing product, repackaging, return to stock and
                                 other operations.

EXCEED QUALITY                 Manages inbound and outbound quality control processes and activities associated with reprocessing product for future sale or disposal.

EXCEED DOCK                    Schedules and coordinates shipping and receiving functions with transportation.

EXCEED COLLABORATE SUITE

COMPONENTS                                            FUNCTIONALITY
----------                                            -------------
EXCEED COLLABORATE FOUNDATION  Provides a repository of supply chain events, documentation flows, and inventory status.

EXCEED ANALYZERS               Provides industry and process specific key performance
                                 indicators for analyzing foundation data repository.

EXCEED PROCESS MANAGER         Provides industry and process specific work flow managers
                                 for connecting EXceed software suites with other supply
                                 chain packages and providing automated event management
                                 and exception handling.

EXCEED WORKBENCHES             Provides packaged combination of Analyzers and Process
                                 Managers designed to solve specific supply chain problems
                                 such as product recall and returns.

EXCEED CONNECT                 Connects EXceed application components among themselves and with third-party applications.

EXCEED ALERT                   Sends electronic notifications of fulfillment activity and issues to e-mail, pagers, fax or other media.

EXCEED TRACKER                 Provides customer "self help" order tracking over the
                                 Internet.

EXCEED SUPPLIER PORTAL         Coordinates with third party software to link suppliers to fulfillment centers over the Internet, allowing them to
                                 perform vendor managed inventory activities.

EXCEED CUSTOMER PORTAL         Coordinates with third party software to link customers to fulfillment centers over the Internet, allowing them to
                                 manage their orders through the entire fulfillment
                                 process.

EXE PRODUCT PACKAGING AND PRICING

    We offer a variety of packaging options for our software. These options allow us to market our technology to companies in different stages of executing their fulfillment strategies. For example, customers seeking an enterprise fulfillment solution may license our EXceed Fulfill and Collaborate Suites, including all associated components. Companies pursuing less comprehensive e-commerce initiatives may license our EXceed WMS and EXceed Connect as stand alone applications, with additional software components to be added later. Flexible packaging options allow our customers to make investments in our technology without necessarily committing to a larger enterprise platform.

    We offer a variety of pricing options which allow our customers to purchase our software for a single site, a business unit or an entire enterprise. License fees for our products typically range from approximately several hundred thousand dollars to several million dollars. We have recently introduced additional pricing options which we believe may allow us to expand our market presence. For example, we have entered into an agreement with a third-party provider that hosts our software so we can sell subscriptions to small and medium-sized businesses.

PROFESSIONAL SERVICES

    We offer a range of professional services that help facilitate the successful implementation and integration of our software with our customers' existing systems. Our professional services include implementation project management, on-site software training, operational engineering, industrial engineering, software modification and supply chain consulting. Our professional services are billed on a time and material basis or, when requested, on a fixed fee basis.

    Our internally developed Global Execution Methodology, or GEM, is a nine step uniform process for implementing our software. GEM is supported by a globally deployed software application that aids in planning, change management and quality control during system implementation. The application allows our professional services staff, customers and alliance companies to access project information on a global basis.

    Our professional services personnel have extensive experience in the deployment of fulfillment systems. When we assist companies in the implementation of our software, we help them determine how to use our technology in a way that fits their individual fulfillment strategy. We can, if requested, adapt the software to specific customer business practices.

    We believe that the use of outside consulting and service providers is an important component of our strategy to expand our professional services business and support the growth in our software license revenue. We currently intend to expand our relationships with and reliance on strategic alliance companies and consultants. We also believe this will allow us to manage the growth of our own professional services group without affecting other parts of our business.

    We provide a comprehensive upgrade and support program through which our customers, should they choose to participate, can receive upgrades to our licensed products and access to our support center. These services are typically offered under annual upgrade and support contracts or under separate annual upgrade and annual software support contracts. Our support center is open year round, seven days per week and twenty-four hours per day. Our support center can remotely access the customers' systems and provide on-line assistance, diagnostics and software upgrades.

    We also offer an intensive education and training program for our customers, employees and third-party service providers, either at our offices or at the customer's site, through our EXE University. Students who are certified by EXE University are qualified to implement our software. EXE University also offers an accreditation program for those wishing to train others. We currently offer training in North America, Europe and Asia.

SALES AND MARKETING

    We have multi-disciplined sales teams that consist of sales, technical and sales support professionals. Our senior management also takes an active role in our sales efforts. We market and sell our software through our direct sales force, which is located in North America, Europe, the Middle East, Asia and Australia, and through our strategic alliances. In North America, our sales organization is focused on our targeted vertical markets, with resources assigned to retail, manufacturing and third party logistics. In Europe and Asia, our sales organization is deployed by geographic region, but targets the same vertical markets as in North America.

    We have sales offices in the Dallas, Boston, Philadelphia, London, Paris, Amsterdam, Berlin, Cologne, Dubai, Tokyo, Seoul, Hong Kong, Singapore, Kuala Lumpur and Melbourne metropolitan areas. As of December 31, 2000, our worldwide sales organization consisted of 103 employees. We also supplement our sales organization with our Alliance Sales Program. We use this program to sell to companies around the world that we do not service directly and to supplement our sales initiatives in certain overseas markets.

    Our marketing organization uses a variety of programs to support our sales efforts, including:

    - market and product research and analysis;

    - product and strategy updates with industry analysts;

    - public relations activities and speaking engagements;

    - Internet-based and direct mail marketing programs;

    - seminars and trade shows;

    - brochures, data sheets and white papers; and

    - web site marketing.

    As of December 31, 2000, our marketing organization consisted of nine employees.

STRATEGIC ALLIANCES AND RELATIONSHIPS

    Another key element of our growth strategy is the formation of strategic relationships with industry leaders whose business offerings complement our own. We believe that these relationships will allow us to scale our business rapidly and effectively by enabling the expansion of our:

    - global brand;

    - qualified sales opportunities;

    - capacity to implement effectively our software offerings for new and existing customers; and

    - ability to deliver enhanced value to our customers.

    We have established relationships with large, international systems integrators and consulting services companies, including Cap Gemini Ernst & Young, IBM Global Services and PricewaterhouseCoopers. Under these relationships, we provide referrals for services work to these companies or subcontract work to these companies in connection with the installation of our software. These companies may provide referrals of potential licensees to us. In general, the relationships are governed by short-term, non-exclusive, renewable written or oral contracts, with limited or no up-front financial commitments. Some of the contracts provide for compensation to the referring party, typically in the form of a commission or finder's fee upon conclusion of a transaction. We intend to expand these relationships and add new relationships to increase our capacity to sell and implement our products on a global basis. Our existing alliances have been aligned to coincide with our target vertical markets. We will continue to pursue relationships that enhance our strategy in industry-specific marketplaces.

    We also have relationships with vendors of complementary software including IBM, i2 Technologies, Microsoft and Oracle. For example, we recently extended our existing relationship with i2 and began integrating our EXceed software into i2's FulfillmentMatrix and TradeMatrix Fulfill solutions to provide a combined order management and fulfillment solution. We also have a resale agreement with i2 under which we resell i2's transportation management, transportation optimization and global visibility solutions, and i2 resells our EXceed software suites. In connection with the i2 agreement, we granted i2 a warrant to purchase our common stock. However, in general, the relationships are governed by short-term, non-exclusive, renewable contracts, with no or limited up-front financial commitments. These relationships typically involve reseller or marketing arrangements, or both, under which the reseller or marketer is compensated by the vendor in the form of discounts or commissions. We intend to pursue additional relationships with vendors of complementary software to increase our ability to deliver enhanced value to our customers.

    We also have alliance relationships with hardware vendors such as Hewlett-Packard, IBM, Intermec, Sun Microsystems and Symbol Technologies. We act as a marketer or reseller, or both, of their server and radio frequency hardware. In general, the relationships are governed by short-term, non-exclusive, renewable written or oral contracts, with no or limited up-front financial commitments. We receive discounts or commissions as compensation for sales under some of these relationships. On an ongoing basis, we intend to pursue additional technology relationships that we believe will increase our value to potential customers, expand our ability to offer integrated enterprise solutions and increase our market opportunities.

CUSTOMERS

    We have targeted and will continue to target selected vertical industries characterized by large product selections, high transaction volumes and increased demands for personalized fulfillment, including traditional and e-commerce retailers, manufacturers and outsourced e-commerce and third party logistics providers. The following is a list of our top customers by revenue and industry to whom we have provided our products or services in the year ended December 31, 2000. In 2000:

    - the retail customers listed below accounted for 6.9% of our revenue;

    - the third party logistics customers listed below accounted for 7.3% of our revenue;

    - the manufacturing customers listed below accounted for 5.5% of our revenue; and

    - the e-commerce customers listed below accounted for 5.5% of our revenues.

RETAIL                                                   THIRD PARTY LOGISTICS
------                                                   ---------------------
Abastex (Grupo Bimbo)                                     FedEx
Fleming Companies                                         Frans Maas
Safeway                                                   Maersk/Mercantile
Sainsbury's                                               UPS

MANUFACTURING                                                 E-COMMERCE
-------------                                            ---------------------
Con Agra                                                  barnesandnoble.com
Ford                                                      Grocery Gateway
Mitsui                                                    GroceryWorks.com
Toyota

    Our license agreements with our customers are typically perpetual in duration. Our support and upgrade services contracts ordinarily are annual contracts, subject to renewal. Our professional services agreements are relatively short in duration, lasting anywhere from a few months to a year, depending on the project requirements.

RESEARCH AND DEVELOPMENT

    As of December 31, 2000, we had 57 full time employees and 37 contractors engaged in research and development. This team is responsible for product planning and design, development of functionality within the EXceed Fulfill and Collaborate Suites and general release and quality assurance functions.

    We have arrangements with HCL Technologies America, Inc. and Span Systems Corporation to provide software development and implementation services on an outsourced basis. Under these relationships, HCL and Span Systems provide project dedicated software developers to develop products and application functionality based on specifications provided by us and to provide implementation services to our customers. The formal term of the HCL agreement recently expired, but we expect to extend the term in a new agreement. The Span Systems agreement does not have a defined termination date. We believe our relationships with these firms provide us with access to a skilled labor pool, more rapid development cycles and a cost-effective solution to our research and development needs.

COMPETITION

    The market for fulfillment solutions is intensely competitive, fragmented and subject to rapid technological change. The principal competitive factors in this market include:

    - adherence to emerging Internet-based technology standards;

    - comprehensiveness of applications;

    - adaptability and flexibility;

    - immediate, interactive capability with customer and partner systems;

    - global capability;

    - ability to support specific industry requirements;

    - ease of application use and deployment;

    - speed of implementation;

    - customer service and support; and

    - initial price and total cost of ownership.

    We believe that we compete favorably with competitors in terms of our technology, the comprehensiveness of our solutions and our global presence, as well as our targeted vertical focus.

    Our competitors include companies or groups that:

    - focus on providing fulfillment applications, such as McHugh Software International, Manhattan Associates and Yantra;

    - offer enterprise platforms for order management and fulfillment, such as IMI and SAP; and

    - service internal customers, such as internal information technology groups.

    There are a substantial number of other companies focused on providing Internet-enabled software applications for fulfillment or related supply chain functions that may offer competitive products in the future. We believe that the market for integrated fulfillment solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

    We expect competition to increase as a result of software industry consolidation. For example, a number of enterprise software companies have acquired point solution providers to expand their product offerings. Our competitors may also package their products in ways that may discourage users from purchasing our products. Current and potential competitors may establish alliances among themselves or with third parties or adopt aggressive pricing policies to gain market share. In addition, new competitors could emerge and rapidly capture market share.

INTELLECTUAL PROPERTY

    Our intellectual property rights are significant and are critical to our success and our ability to compete. We rely on intellectual property laws, including copyright, trademark, trade secret and other laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. Under the terms of our agreements with our customers, we usually own all modifications to our software that are implemented for a customer. We believe, however, that these steps to protect our intellectual property afford only limited protection to us, particularly on an international basis. We do not currently have any patents issued or patent applications pending. We give some of our customers, alliance companies, resellers and development partners access to our software program instructions, or source code, and other intellectual property in certain limited circumstances when necessary to facilitate a project. In addition, our source code is held in escrow to be released to customers on specific events such as bankruptcy or failure to provide support. Access to our source code may create a risk of disclosure or other inappropriate use. Despite our contractual protections, this access could enable a third party to use our intellectual property, including our source code, to wrongfully develop and manufacture competing products. In addition, policing unauthorized use of our products is difficult.

    We cannot be certain that others will not independently develop substantially equivalent or better intellectual property, gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. We also conduct a substantial amount of business abroad, and the laws of many foreign countries do not protect our intellectual property to the same degree as the laws of the United States.

    Also, we may desire or be required to renew or to obtain licenses from others to enable us to develop and market commercially viable products and to run our internal software systems, including for financial reporting and other purposes. We can give you no assurances that any necessary licenses will be available on reasonable terms, if at all.

    From time to time, third parties may assert claims or initiate litigation against us or our alliance companies alleging that our products infringe their proprietary rights. As the number of fulfillment and supply chain execution applications in the industry increases and products overlap, we may become increasingly subject to claims of infringement or misappropriation of the intellectual property rights of others. In addition, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Litigation claims, with or without merit, could be time-consuming and costly, divert management's attention, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

    We have received notices from four customers requesting defense and indemnification for patent claims in lawsuits brought or threatened against them by a third party with respect to the use of bar code technology. We are currently investigating these claims. We have become aware that several manufacturers of bar code scanning equipment are challenging the underlying patents in a separate lawsuit, and we continue to monitor the progress of this litigation. Based on our investigation to date, we do not believe that we have an obligation to defend or that we ultimately will have liability for the indemnification requests of customers. However, if the various disputes are resolved unfavorably to us, then they could have a material adverse effect on our business, operations and financial condition. For example, we may be required to modify our software, obtain additional licenses and defend and indemnify our customers. Furthermore, our future customers may be required to obtain additional licenses in order to use our software.

EMPLOYEES

    As of December 31, 2000, we had a total of 630 employees, of which 57 were in research and development, 112 were in sales and marketing, 102 were in finance and administration, and 359 were in professional services and support. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

FOREIGN OPERATIONS

    In 1998, 1999 and 2000, the revenues from our foreign operations were $25.1 million, $35.0 million and $46.9 million, respectively. At December 31, 1998, 1999 and 2000, the assets from our foreign operations were $5.9 million, $11.4 million and $10.3 million, respectively.

ITEM 2. PROPERTIES

    Our corporate headquarters occupy approximately 136,000 square feet in Dallas, Texas. Our lease for this facility expires in May 2014. Our facility in Philadelphia, Pennsylvania currently occupies approximately 16,000 square feet. Our lease for this facility expires in July 2006. Our facility in Norwood, Massachusetts currently occupies 22,175 square feet. Our lease for this facility expires in January 2005. We believe these existing facilities will be adequate to meet our needs for the next 12 months. We also lease offices in London, Paris, Amsterdam, Cologne, Dubai, Tokyo, Seoul, Hong Kong, Kuala Lumpur, Singapore and Melbourne. We also have 59,000 square feet of additional space available to us in our Dallas headquarters under a sublease agreement that will expire in July 2001.

ITEM 3. LEGAL PROCEEDINGS

    We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of our pending legal proceedings cannot be determined, we believe that the final outcome of these matters will not seriously harm our business. Information concerning asserted and potential claims regarding our intellectual property is discussed above under "Item 1. Business--Intellectual Property."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS

    The following table sets forth information regarding our current executive officers:

NAME                                          AGE      POSITION
----                                        --------   --------
Raymond R. Hood...........................     41      President, Chief Executive Officer and
                                                       Director
David E. Alcala...........................     53      Senior Vice President, Business
                                                       Development
Nigel R. Bahadur..........................     30      Senior Vice President, Research and
                                                         Development
Michael A. Burstein.......................     37      Senior Vice President, Finance, Chief
                                                       Financial Officer and Treasurer
Mark R. Weaser............................     38      Senior Vice President, International
                                                       Operations
Christopher F. Wright.....................     40      Senior Vice President, Administration,
                                                       General Counsel and Secretary

    RAYMOND R. HOOD has served as our President and Chief Executive Officer and as a director since September 1997. From 1990 to September 1997, Mr. Hood served as chief executive officer of Neptune, a provider of supply chain execution software and services, and predecessor of the Company, which he co-founded with Adam Belsky, one of our directors. Prior to 1990, Mr. Hood was a partner at Microtek.

    DAVID E. ALCALA has served as our Senior Vice President, Business Development since August 1999. From April 1998 to August 1999, he served as our Senior Vice President, Industry Marketing, and from September 1997 to
April 1998 he served as our Senior Vice President, Sales and Marketing. From January 1997 to September 1997, Mr. Alcala served as the senior vice president and chief operating officer of Neptune. From July 1995 to November 1996, Mr. Alcala served as senior vice president/ general manager of the Logistics Systems Division of HK Systems, Inc. From October 1993 to July 1995, Mr. Alcala served as president and chief executive officer of MTA, Inc.

    NIGEL R. BAHADUR has served as our Senior Vice President, Research and Development since February 2000. From September 1997 to February 2000,
Mr. Bahadur served as our Chief Technology Officer and Vice President of Research and Development. From 1992 to September 1997, Mr. Bahadur held various positions in Neptune including vice president of research and development.

    MICHAEL A. BURSTEIN has served as our Senior Vice President, Finance, Chief Financial Officer and Treasurer since November 1999. From August 1999 to November 1999, he served as our Director, Corporate Finance and Assistant Treasurer. Prior to joining us, Mr. Burstein served as the chief financial officer of Sequel Systems, Inc., from August 1998 to August 1999. From 1996 to 1998, Mr. Burstein served as the chief financial officer of Paradigm Geophysical Ltd. From 1989 to 1996, Mr. Burstein served in a variety of capacities at Occidental Chemical.

    MARK R. WEASER has served as our Senior Vice President, International Operations since January 2000. From September 1997 to January 2000, he served as our Managing Director of Asia/ Pacific and served in the same position for Neptune since August 1996. From July 1995 to July 1996, he was the Asia vice president for Telxon Corporation. From February 1993 to June 1995, Mr. Weaser was the sales director for American President Lines in Hong Kong, Taiwan and Vietnam.

    CHRISTOPHER F. WRIGHT has served as our Senior Vice President, Administration since November 1999 and as our General Counsel and Secretary since July 1998. Prior to July 1998, Mr. Wright was a partner with the law firm of Pepper Hamilton LLP, which he joined as an associate in 1990.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market on August 4, 2000 under the symbol "EXEE." Prior to that time, there had been no market for our common stock. The following table sets forth the high and low sales price information per share of our common stock on the Nasdaq National Market for the indicated periods.

                                                                  PRICE RANGE
                                                              -------------------
CALENDAR YEAR                                                   HIGH       LOW
-------------                                                 --------   --------
2000
Third Quarter (beginning August 4, 2000)....................  $21.000     $7.875
Fourth Quarter..............................................  $19.125     $7.750

    The number of record holders of our common stock as of March 1, 2000 was
191. We believe that a larger number of beneficial owners hold shares of our common stock in depository or nominee form.

    We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended December 31, 2000, we sold the securities set forth below which were not registered under the Securities Act of 1933:

1. We issued an aggregate of 43,325 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.75 per share to $7.50 per share.

2. On October 23, 2000, we issued options to purchase 716,600 shares of common stock under our Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan at an exercise price of $17.0625 per share.

3. On December 28, 2000, we issued 440,000 shares of common stock upon the exercise of a warrant previously granted to a third party at an exercise price of $4.00 per share.

    We believe that the transactions described above were exempt from registration under Section 3(b) or 4(2) of the Securities Act because the subject securities were issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act or because the subject securities were sold to a limited group of persons, each of whom was believed to be a sophisticated investor or to have had a pre-existing business or personal relationship with us or our management and to have been purchasing for investment without a view to further distribution. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All recipients had adequate access, though their relationships with us, to information about us. No underwriters were involved in the foregoing transactions.

USE OF PROCEEDS

    The company completed its initial public offering of 8.0 million shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106, effective August 3, 2000) on August 9, 2000. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, Salomon Smith Barney, and Banc of America Securities LLC. The underwriters exercised a portion of their over-allotment option and purchased an additional 840,000 shares of the Company's common stock, at $8.00 per share, on August 16, 2000. Total proceeds from the offering, including the exercise of the over-allotment option, were approximately $63.9 million, net of underwriting discounts and commissions of approximately $5.0 million and other related fees and expenses of approximately $1.8 million.

    From the date of receipt through December 31, 2000, approximately
$16.6 million of the offering proceeds were used to pay off and terminate the Company's revolving line of credit and term loan. The remainder of the proceeds have been invested in investment grade corporate and government securities and money market funds. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer, or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 6. SELECTED CONSOLITATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from our audited consolidated financial statements included elsewhere in this document. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited financial statements for the years then ended, which are not included in this document.

    We commenced operations on September 15, 1997, following the acquisition of Dallas Systems by Neptune, which was accounted for as a purchase of Dallas Systems by Neptune. As such, the historical financial statements of Neptune are presented as our historical financial statements. The assets and liabilities of Dallas Systems were recorded at the fair market value at the date of the acquisition. We do not believe that our financial statements for the periods prior to the acquisition are comparable to the periods after the acquisition due to the significant impact of the acquisition.

                                                               YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Software license...........................   $4,326    $ 8,429    $ 22,418   $ 25,390   $38,665
    Services and maintenance...................    3,390     12,781      59,758     64,103    68,708
    Resale of software and equipment...........      698      5,562       9,114      7,307     8,215
                                                  ------    -------    --------   --------   -------
      Total revenue............................    8,414     26,772      91,290     96,800   115,588
  Cost and expenses:
    Cost of software licenses..................      206        749         234        254     1,391
    Cost of services and maintenance...........    2,146      9,967      46,474     53,473    53,585
    Cost of resale of software and equipment...      608      4,129       7,206      5,851     6,607
    Sales and marketing........................    1,258      6,721      23,664     24,464    25,496
    Research and development...................      600      3,534      15,473     11,544     9,578
    General and administrative.................    2,219      4,263      12,670     14,888    14,445
    Amortization of intangibles................       --      1,430       4,452      4,819     4,615
    Warrant and stock compensation expense.....       --         --         285      3,321     2,762
    Write-off of in-process research and
      development..............................       --      2,700          --         --        --
    Loss on lease abandonment..................       --         --       1,000        288        --
    Restructuring costs........................       --         --          --      1,952        --
                                                  ------    -------    --------   --------   -------
      Total costs and expenses.................    7,037     33,493     111,458    120,854   118,479
                                                  ------    -------    --------   --------   -------
Operating income (loss)........................    1,377     (6,721)    (20,168)   (24,054)   (2,891)
Other income (expense).........................      (22)      (208)        (14)    (2,030)     (441)
                                                  ------    -------    --------   --------   -------
Income (loss) before minority interest and
  taxes........................................    1,355     (6,929)    (20,182)   (26,084)   (3,332)
Minority interest in subsidiary loss
  (income).....................................       94         76         (30)        --        --
                                                  ------    -------    --------   --------   -------
Income (loss) before income taxes..............    1,449     (6,853)    (20,212)   (26,084)   (3,332)
Provision (benefit) for income taxes...........      609       (225)       (578)        --        --
                                                  ------    -------    --------   --------   -------
Net income (loss)..............................   $  840    $(6,628)   $(19,634)  $(26,084)  $(3,332)
                                                  ======    =======    ========   ========   =======
Net income (loss) per share--basic and
  diluted......................................   $ 0.10    $ (0.59)   $  (1.24)  $  (1.62)  $ (0.12)
Shares used in computing net income (loss) per
  share--basic and diluted.....................    8,500     11,228      15,885     16,096    26,800

                                                                      AS OF DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................   $1,804     $6,653     $  780     $8,932    $39,820
Working capital....................................    1,518     12,039      1,135        920     56,359
Total assets.......................................    5,208     56,407     57,063     67,670    116,580
Long-term debt (less current portion)..............      590         17      5,420      5,333        102
Stockholders' equity...............................    2,034     37,765     24,824     21,233     87,044

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    OUR FORMATION

    We began operations following the acquisition of Dallas Systems by Neptune in September 1997. For accounting purposes the acquisition was accounted for as a purchase of Dallas Systems by Neptune. Prior to the acquisition, Neptune was focused on delivering packaged supply chain execution software solutions primarily for manufacturing and third-party logistics companies. Dallas Systems was focused on the development and sale of supply chain execution software solutions, primarily for retail companies, capable of operating in complex business environments. Dallas Systems also provided implementation and consulting services.

    OUR REVENUE

    Software license revenue from our EXceed Fulfill products and their predecessors increased from $9.1 million in 1998 to $17.9 million in 1999 and $34.9 million in 2000. Overall revenue from our Exceed Fulfill products and their predecessors increased from $19.7 million in 1998 to $41.2 million in 1999 and $73.4 million in 2000. We anticipate that software license revenue will continue to grow on an annual basis as a result of increased market acceptance of our EXceed Fulfill products, expansion into new geographical markets, increased sales through our strategic alliances and an increase in the size and productivity of our sales force. We also anticipate a decline in revenue generated from our EXceed 2000 warehouse management system product as demand continues to shift toward products with broader fulfillment capabilities. We presently do not intend to stop enhancing, selling and supporting the EXceed 2000 warehouse management system, as we believe it continues to be a viable product for some of our customers.

    We derive our revenue from:

    - the sale of software licenses, which we recognize as software license revenue;

    - product related consulting, training, maintenance and support, which we recognize as services and maintenance revenue; and

    - the resale of hardware and software, which we recognize as resale software and equipment revenue.

    We recognize license revenue under Statement of Position, or SOP, No. 97-2. Under SOP No. 97-2, software license revenue is recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required and collection of the license fee is considered probable by management. Product related maintenance and support revenue is recognized ratably over the term of the contract, which is typically one year, and revenue from product related consulting and training is recognized as such services are performed.

    In January 2000, we sold our mainframe services and maintenance practice to an unrelated third party consulting firm in exchange for royalties that will be received on future revenue generated by customers using this product. Services and maintenance revenue associated with this product as a percentage of total services and maintenance revenue represented 12.5% and 7.5%, respectively, for the years ended December 31, 1998 and 1999. The royalties earned by EXE are based upon a declining percentage of the consulting firm's services and maintenance revenues generated from customers using our mainframe product, subject to a maximum of $425,000 per year. The percentages of revenue are: 20.0% for the first two years, 15.0% for the third year, 10.0% for the fourth and fifth years and 5.0% for each year after the fifth year. The agreement is perpetual, but may be terminated at EXE's option in the event of default by the consulting firm. Royalties recognized in 2000 totaled $425,000. We do not expect these royalties to be a material portion of our future services and maintenance revenues. The royalties are included as a component of services and maintenance revenue.

SOFTWARE PRICING AND PROFESSIONAL SERVICES

    We offer a variety of pricing options, which allow our customers to purchase our software for a single site, a business unit or an entire enterprise. We market our software and services through our direct sales organization in North America, Europe, the Middle East, Asia and Australia and through our strategic alliance relationships. We recently opened two offices in Germany and we intend to continue to expand our international sales activities by opening additional offices in Europe, Asia and South America in 2001 and by expanding the size of our existing offices. In addition, we plan to expand strategic relationships with industry leaders whose business offerings complement our own.

    We offer professional services that help facilitate the successful implementation and integration of our products with our customers' existing systems. Our professional services include installation, implementation project management, on-site software training, operational engineering, industrial engineering, software modification and supply chain consulting. Our professional services are billed on a time and material basis or, when requested, on a fixed fee basis. For the year ended December 31, 2000, approximately 11% of our total revenue was derived from fixed fee contracts.

RECENT DEVELOPMENTS

    On January 25, 2001, we completed the acquisition of AllPoints
Systems, Inc. of Norwood, Massachusetts. The transaction was completed in a stock-for-stock merger in which we issued 1,590,357 shares of our common stock and assumed options for an additional 409,606 shares of our common stock in exchange for all of the outstanding securities of AllPoints Systems. The acquisition is intended to strengthen our global leadership by deepening our vertical market presence and expanding our software and service offerings. The transaction will be accounted for as a purchase.

RESULTS OF OPERATIONS

    The following table sets forth our statement of operations data as a percentage of total revenue for the three years ended December 31, 1998, 1999 and 2000:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
AS A PERCENTAGE OF TOTAL REVENUE:
  Revenue:
    Software license........................................    24.6 %        26.2 %        33.5 %
    Services and maintenance................................    65.4          66.2          59.4
    Resale of software and equipment........................    10.0           7.6           7.1
                                                               -----         -----         -----
      Total Revenue.........................................   100.0         100.0         100.0
  Cost and expenses:
    Cost of software licenses...............................     0.3           0.3           1.2
    Cost of services and maintenance........................    50.9          55.2          46.3
    Cost of resale of software and equipment................     7.9           6.0           5.7
    Sales and marketing.....................................    25.9          25.3          22.1
    Research and development................................    16.9          11.9           8.3
    General and administrative..............................    13.9          15.4          12.5
    Amortization of intangibles.............................     4.9           5.0           4.0
    Warrant and stock compensation expense..................     0.3           3.4           2.4
    Loss on lease abandonment...............................     1.1           0.3            --
    Restructuring costs.....................................      --           2.0            --
                                                               -----         -----         -----
      Total costs and expenses..............................   122.1         124.8         102.5
                                                               -----         -----         -----
Operating income (loss).....................................   (22.1)        (24.8)         (2.5)
Other income (expense)......................................      --          (2.1)         (0.4)
                                                               -----         -----         -----
Income (loss) before minority interest and taxes............   (22.1)        (26.9)         (2.9)
Minority interest in subsidiary loss (income)...............      --            --            --
                                                               -----         -----         -----
Income (loss) before income taxes...........................   (22.1)        (26.9)         (2.9)
Provision (benefit) for income taxes........................    (0.6)           --            --
                                                               -----         -----         -----
Net income (loss)...........................................   (21.5)%       (26.9)%        (2.9)%
                                                               =====         =====         =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    REVENUE

    TOTAL REVENUE. Total revenue increased by $18.8 million, or 19.4%, to $115.6 million for the year ended December 31, 2000, from $96.8 million for the year ended December 31, 1999. International revenue accounted for 40.5% of total revenue in 2000 and 36.2% of total revenue in 1999. No single customer accounted for more than 10.0% of total revenue in 2000 or 1999.

    SOFTWARE LICENSE. Software license revenue increased $13.3 million, or 52.3%, to $38.7 million for the year ended December 31, 2000, from $25.4 million for the year ended December 31, 1999. This increase was due to continued growth in the sales of our EXceed Fulfill and predecessor products. Sales of our EXceed Fulfill and predecessor products increased by $17.0 million for the year ended December 31, 2000, as compared to the year ended
December 31, 1999. This increase was offset by a $3.7 million decline in sales from our EXceed 2000 warehouse management system and our mainframe products. Software license revenue as a percentage of total revenue was 33.5% for the year ended December 31, 2000 versus 26.2% for the year ended December 31, 1999. Our EXceed Fulfill and predecessor products accounted for 90.2% of total software license revenue in 2000 and 70.6% of total software license revenue in 1999.

    SERVICES AND MAINTENANCE.  Services and maintenance revenue increased
$4.6 million, or 7.2%, to $68.7 million for the year ended December 31, 2000, from $64.1 million for the year ended December 31, 1999. The increase was due to higher software license sales in 2000 as compared to 1999, which generated higher services and maintenance revenue opportunities. Services and maintenance revenue from our EXceed Fulfill and predecessor products increased
$15.1 million, while services and maintenance revenue from our EXceed 2000 warehouse management system declined $7.7 million for the year ended
December 31, 2000. Additionally, in January 2000 we sold our mainframe services and maintenance practice in exchange for a royalty that will be received on future revenue generated by these mainframe customers, resulting in a $3.8 million decline in services and maintenance revenue for the year ended December 31, 2000. This decrease was partially offset by an increase of $1.0 million in product related training for the same time period. Services and maintenance revenue as a percentage of total revenue was 59.4% for the year ended December 31, 2000 versus 66.2% for the year ended December 31, 1999. The decline was due to the increasing portion of our revenue generated from our EXceed Fulfill products, which are more easily deployable and require less personnel to install than our EXceed 2000 warehouse management system, and the disposition of our mainframe business. Our EXceed Fulfill and predecessor products accounted for 56.1% of total services and maintenance revenue in 2000 versus 36.5% of total services and maintenance revenue in 1999.

    RESALE SOFTWARE AND EQUIPMENT. Resale software and equipment revenue increased $0.9 million, or 12.4%, to $8.2 million for the year ended
December 31, 2000, from $7.3 million for the year ended December 31, 1999. The increase was due to higher software license sales in 2000 as compared to 1999, which generated greater resale software and equipment revenue opportunities. Resale software and equipment as a percentage of total revenue was 7.1% for the year ended December 31, 2000 versus 7.5% for the year ended December 31, 1999. The decline reflects the continued shift in demand to our EXceed Fulfill products, which have a lower opportunity for resale of software and equipment than the EXceed 2000 warehouse management system and mainframe products.

    COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses increased
$1.1 million, or 448%, to $1.4 million for the year ended December 31, 2000, from $0.3 million for the year ended December 31, 1999. The increase was due to the cost of purchasing a partner's transportation management software that was sold to a customer. The customer purchased the transportation management software to operate in concert with our EXceed Fulfill products. Cost of software licenses represented 3.6% of software license revenue for the year ended December 31, 2000 and 1.0% of software license revenue for the year ended December 31, 1999.

    COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. Cost of services and maintenance increased $0.1 million, or 0.2%, to $53.6 million for the year ended December 31, 2000, from $53.5 for the year ended December 31, 1999. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 78.0% for the year ended December 31, 2000, from 83.4% for the year ended December 31, 1999. The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee) as we continued the transition from our EXceed 2000 warehouse management system and mainframe products to our EXceed Fulfill products.

    COST OF RESALE SOFTWARE AND EQUIPMENT. Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment increased $0.7 million, or 12.9%, to $6.6 million for the year ended December 31, 2000, from $5.9 million for the year ended December 31, 1999. The increase was due to a higher sales volume of resale software and equipment, which resulted in higher purchase costs. As a percentage of resale software and equipment revenue, cost of resale software and equipment was 80.4% for the year ended December 31, 2000 and 80.1% for the year ended December 31, 1999.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses increased $1.0 million, or 4.2%, to $25.5 million for the year ended December 31, 2000, from $24.5 million for the year ended December 31, 1999. The increase in sales and marketing expenses was due to higher advertising costs, as well as higher sales commissions resulting from increased software license sales. As a percentage of total revenue, sales and marketing expenses decreased to 22.1% for the year ended December 31, 2000, from 25.3% for the year ended December 31, 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses decreased
$1.9 million, or 17.0%, to $9.6 million for the year ended December 31, 2000, from $11.5 million for the year ended December 31, 1999. The decrease in research and development expenses was related primarily to a reduction in the number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 8.3% for the year ended December 31, 2000, from 11.9% for the year ended December 31, 1999. This decline in spending for the year ended December 31, 2000 was due to the completion of the initial releases and testing of the new EXceed Fulfill product core.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs decreased
$0.5 million, or 3.0%, to $14.4 million for the year ended December 31, 2000, from $14.9 million for the year ended December 31, 1999. The decrease in general and administrative expenses was due to a reduction in personnel expenses and outside legal fees. As a percentage of total revenue, general and administrative expenses declined to 12.5% for the year ended December 31, 2000, from 15.4% for the year ended December 31, 1999.

    AMORTIZATION OF INTANGIBLES.  Amortization of intangibles declined
$0.2 million to $4.6 million for the year ended December 31, 2000, from $4.8 million for the year ended December 31, 1999. The amortization primarily relates to intangibles acquired in connection with the 1997 acquisition of Dallas Systems.

    NON-CASH WARRANT AND STOCK COMPENSATION. Non-cash warrant and stock compensation expense decreased $0.5 million to $2.8 million for the year ended December 31, 2000, from $3.3 million for the year ended December 31, 1999. Warrant expense decreased $1.8 million for the year ended December 31, 2000 versus 1999 due primarily to stock warrants that were issued and expensed in the fourth quarter of 1999 in connection with a consulting agreement with an independent third party. Additionally, stock compensation expense increased
$1.3 million for the year ended December 31, 2000 due to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees between October 1999 and June 2000. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.

    LOSS ON LEASE ABANDONMENT. Loss on lease abandonment was $0.3 million for the year ended December 31, 1999. The loss was due to the decision to vacate our old corporate headquarters and relocate to our current headquarters in Dallas, Texas.

    RESTRUCTURING COSTS. In August 1999, we implemented a restructuring plan to reduce costs and improve operating efficiency. In connection with this plan, we recorded a charge of $2.0 million for the year ended December 31, 1999. The restructuring charge included $0.7 million for severance and other employee related costs for the termination of 97 services, sales, development, and administrative employees; $0.8 million for the abandonment of certain leased office space less estimated sublease rentals for the corporate facility in Dallas, Texas and a sales and service office in Australia; and $0.5 million for the abandonment of leased equipment and disposal of other fixed assets. As of December 31, 2000, cash charges of $1.7 million have been applied against the original restructuring charge.

    OTHER INCOME (EXPENSE) ITEMS

    OTHER INCOME (EXPENSE).  Other expense decreased $1.6 million to
$0.4 million for the year ended December 31, 2000, from $2.0 million for the year ended December 31, 1999. The decrease in other expense is due to higher interest income of $1.7 million and lower interest expense of $0.7 million, partially offset by higher foreign currency exchange losses of $0.8 million.

    INCOME TAX. No income tax benefit was recorded during the years ended December 31, 2000 and 1999 due to the uncertainty of the timing and amount of future taxable income.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    REVENUE

    TOTAL REVENUE. Total revenue increased $5.5 million, or 6.0%, to $96.8 million for the year ended December 31, 1999, from $91.3 million for the year ended December 31, 1998. International revenue accounted for 36.2% of total revenue in 1999 and 27.5% of total revenue in 1998. No single customer accounted for more than 10.0% of total revenue in 1999 or 1998.

    SOFTWARE LICENSE. Our software license revenue increased $3.0 million, or 13.3%, to $25.4 million for the year ended December 31, 1999, from $22.4 million for the year ended December 31, 1998. This increase was due to increased volume as a result of market acceptance of our EXceed Fulfill and predecessor products and our expansion into Japan and Korea, offset by a decrease in volume of our EXceed 2000 warehouse management system and mainframe products. Total software license revenue from our EXceed Fulfill and predecessor products increased by $8.8 million, while sales of our EXceed 2000 warehouse management system and mainframe products decreased by $5.9 million. Software license revenue as a percentage of total revenue was 26.2% for the year ended December 31, 1999 versus 24.6% for the year ended December 31, 1998. Our EXceed Fulfill and predecessor products accounted for 70.6% of total software license revenue in 1999 and 40.5% of total software license revenue in 1998.

    SERVICES AND MAINTENANCE.  Services and maintenance revenue increased
$4.3 million, or 7.3%, to $64.1 million for the year ended December 31, 1999, from $59.8 million for the year ended December 31, 1998. This increase was primarily due to increases in revenue generated in our Asia/ Pacific and Europe/Middle East regions as compared to the same period in 1998. A significant portion of this increase was a result of a $4.0 million increase in revenue from maintenance on initial license contracts and maintenance contract renewals. Services and maintenance revenue as a percentage of total revenue was 66.2% for the year ended December 31, 1999 versus 65.4% for the year ended December 31, 1998. Our EXceed Fulfill and predecessor products accounted for 36.5% of total services and maintenance revenue in 1999 and 17.9% of total services and maintenance revenue in 1998.

    RESALE SOFTWARE AND EQUIPMENT. Our resale software and equipment revenue decreased $1.8 million, or 19.8%, to $7.3 million for the year ended
December 31, 1999, from $9.1 million for the year ended December 31, 1998. This decline was due to the shift in demand to our EXceed Fulfill products, which do not provide the same opportunity to resell software and hardware as the EXceed 2000 warehouse management system product. Resale software and equipment revenue as a percentage of total revenue was 7.6% for the year ended December 31, 1999 versus 10.0% for the year ended December 31, 1998.

    COST AND EXPENSES

    COST OF SOFTWARE LICENSES. Cost of software licenses represented 1.0% of software license revenue in each of the years ended December 31, 1999 and December 31, 1998.

    COST OF SERVICES AND MAINTENANCE. Our cost of services and maintenance increased $7.0 million, or 15.1%, to $53.5 million for the year ended
December 31, 1999, from $46.5 million for the year ended December 31, 1998. The increase in cost of services and maintenance for the year ended December 31, 1999 was due primarily to the expansion in Japan and Korea and incremental costs associated with providing new office space for services and maintenance personnel. As a percentage of services and maintenance revenue, cost of services and maintenance increased to 83.4% for the year ended December 31, 1999, from 77.8% for the year ended December 31, 1998. Of this 5.6% percent increase, approximately 4.0% of the percentage increase was attributed to project delays and implementation issues as we encountered, identified and fixed software bugs associated with our EXceed Fulfill products, and approximately 1.0% of the change was associated with training new and existing personnel on implementation of our EXceed Fulfill products. In addition, we maintained more services and maintenance personnel for our EXceed 2000 warehouse management system than we needed during 1999.

    COST OF RESALE SOFTWARE AND EQUIPMENT. Our cost of resale software and equipment decreased $1.3 million, or 18.8%, to $5.9 million for the year ended December 31, 1999, from $7.2 million for the year ended December 31, 1998. The decrease in cost of resale software and equipment for the year ended
December 31, 1999 was due primarily to a decrease in volume of reselling activities. As a percentage of resale software and equipment revenue, cost of resale software and equipment increased to 80.1% for the year ended
December 31, 1999, from 79.1% for the year ended December 31, 1998. The percentage increase for the year ended December 31, 1999 was due primarily to our lower volume of reselling activities and an inability to obtain better pricing from our suppliers due to the decrease in sales volume.

    SALES AND MARKETING. Sales and marketing expenses increased $0.8 million, or 3.4%, to $24.5 million for the year ended December 31, 1999, from $23.7 million for the year ended December 31, 1998. The increase in sales and marketing expenses was related primarily to the expansion of our office in Japan and the opening of a new office in Korea. Although our office in Japan opened in 1998, we only incurred expenses for a portion of the 1998 year because the office was opened during the second half of the year. As a percentage of total revenue, sales and marketing expenses decreased to 25.3% for the year ended December 31, 1999, from 25.9% for the year ended December 31, 1998. The percentage decrease for the year ended December 31, 1999 was due primarily to revenue increasing at a more rapid rate than sales and marketing expenses.

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased
$4.0 million, or 25.4%, to $11.5 million for the year ended December 31, 1999, from $15.5 million for the year ended December 31, 1998. The decrease in research and development expenses was related primarily to a 79.0% reduction in the average number of outside contractors and a 15.9% reduction in the average number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 11.9% for the year ended December 31, 1999 from 16.9% for the year ended December 31, 1998. The percentage decrease for the year ended December 31, 1999 was due primarily to the reduction in workforce and the decrease in allocation of overhead costs related to a reduction in development efforts for our EXceed 2000 warehouse management system and mainframe products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.2 million, or 17.5%, to $14.9 million for the year ended December 31, 1999, from $12.7 million for the year ended December 31, 1998. The increase in general and administrative expenses was related primarily to a 34.3% increase in the number of employees in internal support functions worldwide and the incremental costs associated with leasing a larger and more expensive headquarters facility. As a percentage of total revenue, general and administrative expenses increased to 15.4% for the year ended December 31, 1999 from 13.9% for the year ended December 31, 1998. General and administrative expenses in 1998 included
$2.3 million in expenses associated with our original proposed public offering process, which we did not complete.

    AMORTIZATION OF INTANGIBLES.  Amortization of intangibles increased
$0.4 million to $4.8 million for the year ended December 31, 1999, from $4.4 million for the year ended December 31, 1998. The amortization relates to intangibles acquired in connection with the acquisition of Dallas Systems.

    LOSS ON LEASE ABANDONMENT. Loss on lease abandonment was $0.3 million for the year ended December 31, 1999 and $1.0 million for the year ended
December 31, 1998. Loss on lease abandonment resulted from our decision to vacate our old corporate headquarters and relocate to our current headquarters in Dallas, Texas during 1998. During 1999, we reached an agreement with the owner of the building we vacated, LAB Holdings, a company controlled by our Chairman of the Board, at which time we recorded the additional $0.3 million loss on abandonment.

    RESTRUCTURING COSTS. In August 1999, we implemented a restructuring plan to reduce costs and improve operating efficiency. In connection with this plan, we recorded a charge of $2.0 million for the year ended December 31, 1999. The restructuring charge included $0.7 million for severance and other employee related costs for the termination of 97 services, sales, development and administrative employees; $0.8 million for the abandonment of certain leased office space less estimated sublease rentals for the corporate facility in Dallas, Texas and a sales and service office in Australia; and $0.5 million for the abandonment of leased equipment and disposal of other fixed assets.

    OTHER INCOME (EXPENSE) ITEMS

    OTHER INCOME (EXPENSE). Other income (expense) primarily consists of interest expense and loan cost amortization on outstanding debt offset by interest income on short-term investments and currency gains. Other expense increased to $2.0 million for the year ended December 31, 1999. The increase was due to interest expense on debt from increased borrowings under our then outstanding $20.0 million revolving credit line and $5.0 million term loan facility during the year ended December 31, 1999.

    INCOME TAX. There was no income tax benefit recorded in 1999. In 1998, a $0.6 million income tax benefit was recorded. The recorded benefit differs from the amount computed at the statutory rate due to operating losses generated in 1999 and 1998, for which no benefit was recorded due to the uncertainty of the timing and amount of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of December 31, 2000, we had $39.8 million in cash and cash equivalents, $9.1 million in short-term marketable securities, $10.2 million in long-term marketable securities, and $56.4 million in working capital.

    Net cash provided by operating activities was $0.5 million for the year ended December 31, 2000. Cash provided by operating activities arose primarily from net income before non-cash charges for depreciation, amortization, provision for losses on receivables, and warrant and stock compensation expense, offset by increases in accounts receivable and prepaid and other assets, and a decrease in deferred revenue. Net cash used in operating activities was $11.3 million for the year ended December 31, 1999 and $14.7 million for the year ended December 31, 1998. The cash used for operating activities in each of these years reflects net losses and increases in accounts receivable, offset by non-cash charges for depreciation, amortization and the provision for losses on receivables, as well as deferred revenue and accruals.

    Net cash used in investing activities was $20.9 million for the year ended December 31, 2000, $5.3 million for the year ended December 31, 1999 and
$7.5 million for the year ended December 31, 1998. During the year-ended December 31, 2000, we purchased investment grade marketable securities with proceeds from our initial public offering. Additionally, we used cash for the purchase of capital equipment, such as computer equipment and furniture and fixtures, to support our growth.

    Net cash provided by financing activities was $51.3 million for the year ended December 31, 2000, $24.8 million for the year ended December 31, 1999 and $16.3 million for the year ended December 31, 1998. In 2000, we received net proceeds of $63.9 million from our initial public offering and used
$16.6 million of these proceeds to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. In 1999, we issued preferred and common stock for $19.5 million and received net proceeds from the issuance of debt of $5.3 million. In 1998, we issued preferred and common stock for $9.9 million, received proceeds from the issuance of debt of $9.5 million, and purchased treasury stock of $3.1 million.

    We currently expect to experience significant growth in our operating expenditures. In particular, we currently expect to use a portion of the net proceeds from our initial public offering to fund acquisitions of, or investments in, businesses and technologies that are complementary to our business. In January 2001, we completed the acquisition of AllPoints
Systems, Inc. Approximately $2.4 million was spent on acquisition costs and debt retirement associated with this transaction.

    Over the next year, as we expand our operations in new and existing markets and we make additional investments in the development of complementary products and improvements in our existing products, we expect to increase spending for our sales, marketing and consulting services capabilities, invest in research and development activities and increase spending for general and administrative personnel and systems. Our plans for expansion, as well as the market for our products, may be impacted by changing economic conditions. We expect that companies will continue to purchase our software to maximize supply chain efficiency. However, our short-term profitability and our plans for expansion may be adversely impacted by an economic slowdown or recession, which could result in operating losses.

    We have no specific agreements, commitments or understandings to make new acquisitions or investments. We believe that our existing working capital will be sufficient to fund our operations for the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain this additional financing or that, if we can, the terms will be acceptable to us.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended, will be effective for the Company's fiscal year beginning January 1, 2001. SFAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income or comprehensive income depending on the nature of the hedging relationship. As of December 31, 2000, the Company has not entered into contracts that will be classified as derivative financial instruments under SFAS No. 133. However, the Company may enter into contracts that are classified as derivative financial instruments in the future. Management believes that SFAS No. 133 will not have an impact on the results of operations or financial position of the Company when adopted, however management cannot estimate its impact on future results of operations and financial position.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATING TO OUR BUSINESS

WE CAN GIVE YOU NO ASSURANCE THAT WE WILL BE ABLE TO GROW AND INCREASE OUR LEVEL OF REVENUE OR MAINTAIN PROFITABILITY IN THE FUTURE.

    Our growth rates and, consequently, our future operating results may be affected by any of the following factors:

    - a decline in general economic conditions;

    - the level of market acceptance of, and demand for, our software;

    - the overall growth rate of the markets in which we compete;

    - our competitors' products and prices;

    - our ability to establish strategic marketing relationships and to develop and market new and enhanced products;

    - our ability to successfully train alliance companies and consulting organizations;

    - our ability to control costs;

    - changes in our products and services mix; and

    - our ability to expand our direct sales force and indirect distribution channels worldwide.

WE MAY NOT BE PROFITABLE IN THE FUTURE.

    With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the acquisition of Dallas Systems in September 1997. We experienced net losses of $6.6 million in 1997, $19.6 million in 1998, $26.1 million in 1999 and $3.3 million in 2000. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

OUR CUSTOMERS MAY DELAY OR CANCEL SPENDING ON SOFTWARE AND SERVICES BECAUSE OF THE CURRENT ECONOMIC CLIMATE.

    Since the second half of 2000, some companies have experienced financial difficulties or uncertainty and have begun to delay spending on fulfillment software and services as a result. If companies continue to delay, or cancel, their fulfillment software or services initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

OUR REVENUE COULD DECLINE IF OUR CUSTOMERS DO NOT ACCEPT OUR NEW PRODUCTS, INCLUDING FULFILLMENT PRODUCTS, AS QUICKLY AS WE ANTICIPATE.

    We expect to derive a majority of our product license revenue in the future from our fulfillment products and their components, which were launched in 1999. Our business depends on successful customer acceptance of these products and the release, introduction and customer acceptance of new products, in addition to the continued acceptance of our traditional products. We expect that we will continue to depend on revenue from new and enhanced versions of our fulfillment products, and our revenue could decline if our target customers do not adopt and expand their use of these products and their components.

OUR QUARTERLY OPERATING RESULTS DEPEND HEAVILY ON SOFTWARE LICENSE REVENUE, WHICH IS DIFFICULT TO FORECAST AND MAY FLUCTUATE.

    Our quarterly software license revenue is difficult to forecast because our sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. Revenue in any quarter is dependent on orders received, contracts signed and products shipped in that quarter. We typically recognize the majority of our revenue in the last month of the quarter, frequently in the last week or even days of the quarter. In addition, the timing of large individual license sales is difficult for us to predict, and, in some cases, transactions are concluded later than anticipated. Since our operating expenses are based on anticipated revenue levels and most of our operating expenses, particularly personnel and facilities costs, are relatively fixed in advance of any particular quarter, any revenue shortfall may cause fluctuations in operating results in any particular quarter. We can give you no assurance that revenue will grow in future periods, that revenue will grow at historical rates or that we will achieve and maintain positive operating margins in future quarters. If revenue falls below our expectations in a particular quarter, our operating results could be harmed.

BECAUSE OUR SALES CYCLES ARE LENGTHY AND SUBJECT TO UNCERTAINTIES, IT IS DIFFICULT TO FORECAST OUR SALES, AND THE DELAY OR FAILURE OF A SIGNIFICANT SOFTWARE LICENSE TRANSACTION OR OUR INABILITY TO ANTICIPATE A DELAY COULD HARM OUR OPERATING RESULTS.

    Our software is used for critical division- or enterprise-wide purposes and involves a significant commitment of resources by customers. A customer's decision to license our software usually involves the evaluation of the available alternatives by a number of personnel in multiple functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our solutions. For these and other reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to nine months, and is subject to delays over which we may have little or no control. As a result of the length and variability of the sales cycle for our software products, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more anticipated large license transactions could harm our operating results.

FAILURE TO EXPAND OUR ALLIANCE RELATIONSHIPS WITH CONSULTING FIRMS AND COMPLEMENTARY SOFTWARE VENDORS AND TO ESTABLISH NEW STRATEGIC ALLIANCES MAY SLOW ACCEPTANCE OF OUR SOFTWARE AND DELAY THE GROWTH OF OUR REVENUE.

    To supplement our direct sales force and our implementation capabilities, we have established strategic marketing alliances with consulting firms and complementary software vendors, and we rely on them to recommend our software to their customers and to periodically install and support our software. To increase our sales and implementation capabilities, one of our key strategies is to expand our existing relationships and establish new strategic alliances with consulting firms and complementary software vendors. The loss of, or failure to expand, existing relationships or our failure to establish new strategic alliances could limit the number of transactions we may complete and may result in our inability to recognize revenue.

IF WE ARE UNSUCCESSFUL IN IDENTIFYING, FINANCING AND INTEGRATING SUITABLE ACQUISITION CANDIDATES, INCLUDING BUSINESSES, PRODUCTS AND TECHNOLOGIES, OUR GROWTH COULD BE HARMED.

    Due to the intense competition we face, we may not be able to identify suitable acquisition candidates available for purchase at reasonable prices, consummate any acquisition or successfully integrate any acquired business into our operations, such as our recent acquisition of AllPoints Systems, Inc. Further, acquisitions may involve a number of additional risks, including:

    - diversion of management's attention;

    - failure to retain key personnel of the acquired businesses;

    - unanticipated events or circumstances;

    - legal liabilities; and

    - amortization of acquired intangible assets.

    We expect to finance any future acquisitions with cash on hand, as well as with possible debt financing or the issuance of common or preferred stock. If we were to proceed with one or more future acquisitions for cash, a substantial portion of our available cash could be used to complete them. If we were to proceed with one or more acquisitions for stock, our stockholders would suffer dilution of their interests. We can give you no assurance that we would be able to arrange for any needed debt financing on terms acceptable to us. Most of the businesses that might be attractive acquisition candidates are likely to have significant intangible assets, and acquisition of these businesses would typically result in substantial goodwill amortization charges to us, reducing future earnings. For example, in connection with Neptune's acquisition of Dallas Systems, we acquired $18.1 million of goodwill, and $6.9 million of other intangible assets, which are being amortized over three to six years and resulted in amortization expense of $4.6 million for the year ended
December 31, 2000 and $4.8 million in 1999. In addition, acquisitions could involve acquisition-related charges, such as one-time acquired research and development charges, reducing future earnings. For example, we recorded a one-time research and development charge of $2.7 million in 1997 in connection with Neptune's acquisition of Dallas Systems.

OUR INTERNATIONAL OPERATIONS, WHICH WE PLAN TO EXPAND, ARE SUBJECT TO HEIGHTENED RISKS. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR EARNINGS COULD DECLINE.

    International revenue accounted for approximately 41% of our total revenue during the year ended December 31, 2000 and approximately 36% of our total revenue during 1999. We expect international revenue to continue to account for a significant percentage of total revenue in the future, and we plan to continue to expand our international activities as part of our growth strategy. This expansion will require significant financial resources and management attention that could have a negative effect on our earnings. As our international operations continue to develop, they may become increasingly subject to risks inherent in international business activities, including:

    - difficulty in staffing and managing geographically diverse operations;

    - longer accounts receivable payment cycles in certain countries;

    - compliance with a variety of foreign laws and regulations;

    - unexpected changes in regulatory requirements and overlap of different tax structures;

    - greater difficulty in safeguarding intellectual property;

    - trade restrictions;

    - changes in tariff rates and import and export licensing requirements; and

    - general economic conditions in international markets.

    Our earnings could decline if these or other factors affect international operations.

BECAUSE MANY OF OUR CUSTOMERS PAY US IN FOREIGN CURRENCIES, WE MAY BE EXPOSED TO EXCHANGE RATE RISKS AND OUR PROFITABILITY MAY SUFFER DUE TO CURRENCY FLUCTUATIONS.

    A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese yen and Singapore dollars and in Europe some of our contracts are denominated in the Euro. In addition, with the expansion of international operations, the number of foreign currencies in which we must operate is likely to increase, resulting in increased exposure to exchange rate fluctuations. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. For the year ended December 31, 2000, we experienced currency transaction losses of $0.8 million. We can give you no assurance that currency transaction losses will not continue to adversely affect our results in future periods.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL, IN PARTICULAR PROFESSIONAL SERVICES PERSONNEL. IF WE ARE UNABLE TO ATTRACT THESE PERSONNEL AND USE THEM EFFICIENTLY, OUR ABILITY TO IMPLEMENT OUR SOFTWARE COULD BE HARMED.

    We believe our success will depend significantly on our ability to attract, motivate and retain additional highly skilled technical, managerial, consulting, sales and marketing and, in particular, professional services, personnel. We compete intensely for these personnel, and we may be unable to achieve our personnel goals. Our failure to attract, motivate and retain such highly skilled personnel could seriously limit our ability to expand our business.

    Also, we believe our success will depend on our ability to productively manage an increase in the number of our personnel. Our professional services staff for our fulfillment and their predecessor products has increased since 1998, and we expect to continue to increase the number of our professional services staff. This growth may result in increased salary expenses and training costs in advance of any resulting increase in revenue due to the typically lower productivity levels of newer service personnel. Moreover, any growth in software license revenue will likely generate the need for more professional services personnel to deploy and implement software and to train customers. A shortage in the number of trained personnel, either within our company or available from outside consulting firms, could limit our ability to implement our software on a timely and cost-effective basis. Our earnings will suffer if we generate insufficient revenue to cover growth-related expenses, significantly strain management resources with additional responsibilities, fail to successfully expand our relationships and develop additional relationships with third party implementers or fail to have sufficiently trained professional services personnel.

WE DEPEND ON THE SERVICES OF A NUMBER OF KEY PERSONNEL, AND A LOSS OF ANY OF THESE PERSONNEL COULD DISRUPT OUR OPERATIONS AND RESULT IN REDUCED REVENUE.

    Our success depends on the continued services and performance of our senior management staff, in particular, Raymond Hood, our President and Chief Executive Officer. The loss of the services of Mr. Hood or any of our other senior management staff or key employees could seriously impair our ability to operate and achieve our objectives, which could reduce our revenue. We have $3.0 million of key man life insurance on Mr. Hood. This amount may not be sufficient to compensate us for the loss of his services. We also have employment agreements with Mr. Hood and with most of our executive officers. However, these employment agreements do not prevent Mr. Hood, or other key employees, from voluntarily terminating his or her employment with us.

THE LENGTH AND COMPLEXITY OF OUR IMPLEMENTATION CYCLE MAY RESULT IN IMPLEMENTATION DELAYS, WHICH MAY CAUSE CUSTOMER DISSATISFACTION.

    Due to the size and complexity of some of our software implementations, our implementation cycle can be lengthy and may result in delays. These delays could result in customer dissatisfaction, which could adversely affect our reputation. Additional delays could result if we fail to attract, train and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could harm our reputation and cause our revenue to decline.

THE USE OF FIXED-PRICE SERVICE CONTRACTS SUBJECTS US TO THE RISK THAT WE MAY NOT SUCCESSFULLY COMPLETE THESE CONTRACTS ON BUDGET.

    We offer software implementation and related consulting services to our customers. Although we typically provide services on a "time and material" basis, we have from time to time entered into fixed-price service contracts, and we expect that some customers will demand these contracts in the future. These contracts specify certain milestones to be met by us regardless of actual costs incurred in meeting those obligations. If we are unable to successfully complete these contracts on budget, our earnings could suffer.

WE RELY ON SOFTWARE LICENSES THAT MAY BE TERMINATED OR UNAVAILABLE TO US ON COMMERCIALLY REASONABLE TERMS.

    We market and resell, under license, third-party software, including:

    - software embedded in our products;

    - software that enables our software to interact with other software systems or databases; and

    - software in conjunction with which our software operates.

    We also license software tools used to develop our software and software for internal systems. We cannot assure you that the third-party software or software tools will continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified and licensed or compiled, which could harm our business.

WE MAY EXPERIENCE DELAYS IN THE SCHEDULED INTRODUCTION OF NEW OR UPGRADED SOFTWARE, AND OUR SOFTWARE MAY CONTAIN UNDETECTED ERRORS OR "BUGS," RESULTING IN LOSS OF REVENUE AND HARM TO OUR REPUTATION.

    Historically, we have issued significant new releases of our software periodically, with interim releases issued more frequently. Our software is particularly complex, because it must perform in environments operating multiple computer systems and respond to customer demand for high performance fulfillment, warehousing and distribution applications and major new product enhancements. Our software requires long development and testing periods before it is commercially released. For example, the development cycle for the introduction of our EXceed Crossdock component took approximately nine months. If we experience delays in the scheduled introduction of new software or software upgrades, our customers may become dissatisfied and our reputation and operating results could be harmed.

    Also, despite testing by us, our software may contain undetected errors or "bugs." In the past, we have discovered software bugs in new versions of our software after its release. We may experience software bugs in the future. These bugs could result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service and warranty costs, or impaired market acceptance and sales of this software, any of which could harm our operating results.

PRODUCT LIABILITY AND OTHER CLAIMS RELATED TO OUR CUSTOMERS' BUSINESS OPERATIONS COULD RESULT IN SUBSTANTIAL COSTS.

    Many of our installations involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system or any intellectual property infringement claims by third parties could result in a claim for substantial damages against us, regardless of our responsibility for the failure or for the alleged intellectual property infringement. We cannot assure you that our customer contracts will protect us in the event of any such claim. In addition, although we maintain general liability insurance coverage, including coverage for errors or omissions, we cannot assure you that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage.

    The successful assertion of one or more large claims against us that exceeds available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could result in substantial costs.

    Four customers have recently requested defense and indemnification from us for threatened patent claims against them by a third party relating to bar code technology. For additional information about these requests, see "Item 1. Business--Intellectual Property".

SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS AND DIRECTORS MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Certain of our executive officers and directors have entered into pre-established trading plans to sell up to an aggregate total of approximately
1.5 million shares of our common stock beginning in February 2001. These trading plans have varying completion dates extending until April 2002 and may include restrictions based on the trading price of EXE's shares and on general market conditions. Sales under these plans continue until the trading plans are modified or terminated. There can be no assurance that all of the planned sales will occur. In addition, certain of our other executive officers and directors may establish similar pre-arranged trading plans to sell shares. The sale of shares under any present or future plans may cause the market price of our stock to decline.

WE EXPECT OUR RESULTS OF OPERATIONS TO FLUCTUATE, AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS DIFFER FROM THE EXPECTATIONS OF SECURITIES ANALYSTS.

    Our operating results historically have fluctuated on a quarterly basis and may continue to do so in the future. If our quarterly results differ from the expectations of securities analysts, the price of our common stock could fall. Some of the factors which could cause our operating results to fluctuate include:

    - general economic conditions;

    - demand for our products and services;

    - our competitors' products and prices;

    - the timing and market acceptance of new product introductions and upgrades by us or our competitors;

    - our success in expanding our services, customer support and marketing and sales organizations, and the timing of these activities;

    - the mix of products and services sold;

    - delays in, or cancellations of, customer implementations;

    - customers' budget constraints;

    - the level of research and development expenditures;

    - the size of recurring compensation charges;

    - changes in foreign currency exchange rates;

    - our ability to control costs; and

    - the timing of acquisitions.

    A large portion of our expenses, including expenses for facilities, equipment and personnel, is relatively fixed. Accordingly, if our revenue declines or does not grow as anticipated, we may not be able to correspondingly reduce our operating expenses in a timely manner. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE AND MAY RESULT IN LITIGATION AGAINST US.

    The stock market has experienced significant price and volume fluctuations, and the market price for our common stock has been in the past and could continue to be volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management's attention and resources.

THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE OF CONTROL OF US.

    Our directors, executive officers and their affiliated companies beneficially own the majority of our outstanding common stock. As a result, these stockholders will have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change of control of us. As a result, if these stockholders voted as a group, they would have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT MAY DISCOURAGE A CHANGE OF CONTROL.

    Our certificate of incorporation authorizes the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to determine the price and terms of any preferred stock. The ability of our board of directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes of control by discouraging open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our stockholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

    In addition, some provisions of our certificate of incorporation and by-laws may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions include:

    - a board that is divided into three classes, each of which is elected to serve staggered three year terms;

    - provisions under which only the board of directors or our president or secretary may call a special meeting of the stockholders;

    - provisions which permit the board of directors to increase the number of directors and to fill these positions without a vote of the stockholders;

    - provisions under which no director may be removed at any time except for cause and by a majority vote of the outstanding shares of voting stock; and

    - provisions under which stockholder action may be taken only at a stockholders meeting and not by written consent of the stockholders.

    These provisions may have the effect of discouraging takeovers and encouraging persons seeking to acquire control first to negotiate with us.

RISKS RELATING TO OUR INDUSTRY

WE FACE INTENSE COMPETITION FROM NUMEROUS COMPETITORS, SOME OF WHOM HAVE A SIGNIFICANT COMPETITIVE ADVANTAGE OVER US. IF WE LOSE OUR COMPETITIVE POSITION, OUR REVENUE COULD DECLINE.

    The market for fulfillment solutions is intensely competitive, fragmented and subject to rapid technological change. The principal competitive factors in our market include:

    - adherence to emerging Internet-based technology standards;

    - comprehensiveness of applications;

    - adaptability and flexibility;

    - immediate, interactive capability with customer and other third-party systems;

    - global capability;

    - ability to support requirements of diverse industries;

    - ease of application use and deployment;

    - speed of implementation;

    - customer service and support; and

    - initial price and total cost of ownership.

    Because we offer both fulfillment and traditional supply chain software, we consider a number of companies in different market categories to be our competitors. Our competitors include companies and groups that:

    - focus on providing fulfillment applications;

    - offer fulfillment solutions for traditional supply chains;

    - offer enterprise platforms for order management and fulfillment; and

    - service internal customers, such as internal information technology groups.

    We believe that the market for integrated fulfillment solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

    We expect competition to increase as a result of software industry consolidation. New competitors could emerge and rapidly capture market share. We can give you no assurance that we can maintain our competitive position against current and potential competitors, especially those with greater name recognition, comparable or superior products, significant installed customer bases, long-standing customer relationships or the ability to price products as incremental add-ons to existing systems. If we lose our competitive position, our revenue could decline.

THE MARKET FOR OUR SOFTWARE IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. IF WE FAIL TO RESPOND PROMPTLY AND EFFECTIVELY TO TECHNOLOGICAL CHANGE AND COMPETITORS' INNOVATIONS, OUR GROWTH AND OPERATING RESULTS COULD BE HARMED.

    The market for fulfillment, warehousing and distribution systems experiences rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend in part on our ability to enhance existing applications and develop and introduce new applications or components. These new applications must:

    - meet or exceed technological advances in the marketplace;

    - meet changing customer requirements;

    - respond to competitive products; and

    - achieve market acceptance.

    Our product development and testing efforts have required, and are expected to continue to require, substantial investments. Also, we may be unable to successfully identify new software opportunities and develop and bring new software to market quickly and efficiently. Our software may not achieve market acceptance and current or future products may not conform to industry standards in the markets served. If we are unable to develop and introduce new and enhanced software in a timely manner, our growth and operating results could be harmed.

IF THE E-COMMERCE MARKET DOES NOT CONTINUE TO DEVELOP, OR IF ITS DEVELOPMENT IS DELAYED, OUR CUSTOMER BASE AND OUR REVENUE COULD DECLINE.

    Our software addresses the e-commerce market. The failure of this market to develop, or a delay in the development of this market, could cause a decline in our customer base and our revenue. The success of e-commerce depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. Critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communications over the Internet.

CAPACITY CONSTRAINTS MAY RESTRICT THE USE OF THE INTERNET AS A COMMERCIAL MARKETPLACE, RESULTING IN DECREASED DEMAND FOR OUR PRODUCTS.

    The Internet infrastructure may not be able to support the demands placed on it by increased usage or by the transmission of large quantities of data. Other risks associated with commercial use of the Internet could slow its growth, including:

    - outages and other delays resulting from inadequate network infrastructure;

    - slow development of enabling technologies and complementary products; and

    - limited availability of cost-effective, high-speed access.

    Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a means of communication among participants in the supply chain, resulting in decreased demand for our products.

WE DEPEND ON INTELLECTUAL PROPERTY LAWS, WHICH MAY NOT FULLY PROTECT US FROM UNAUTHORIZED USE OR MISAPPROPRIATION OF OUR PROPRIETARY TECHNOLOGIES.

    We rely on intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. These measures afford only limited protection to us, particularly on an international basis. We may be unable to avoid infringement or misappropriation claims regarding current or future technology, or unable to adequately deter misappropriation or independent third party development of our technology. In addition, policing unauthorized use of our products is difficult. We are unable to determine the extent to which piracy of our software products exists and software piracy could become a problem. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources, regardless of the final outcome of such litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We develop products in the United States and market our products in North America, Europe, the Middle East, Asia and Australia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Some of our revenue is denominated in currencies other than the U.S. dollar, in particular the Japanese yen, the Singapore dollar and the Euro. However, most of our sales are currently made in U.S. dollars and a strengthening of the dollar could make our products less competitive in foreign markets.

    We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

    Pending their application, we have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2000, we had $32.6 million of securities which mature in 90 days or less, $9.1 million of securities which mature between 90 days and one year, and $10.2 million of securities which mature between one and two years. We do not believe that we have any material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........     40
Consolidated Balance Sheets at December 31, 1999 and 2000...     41
Consolidated Statements of Operations for the three years
  ended December 31, 2000...................................     42
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 2000.......................     43
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................     44
Notes to Consolidated Financial Statements..................     46

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
EXE Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of EXE Technologies, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXE Technologies, Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas

February 7, 2001

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,932,073   $ 39,820,056
  Marketable securities.....................................            --      9,147,506
  Accounts receivable, net of allowance for doubtful
    accounts and adjustments of approximately $5,534,000 and
    $5,168,000 at December 31, 1999 and 2000,
    respectively............................................    30,617,523     33,029,674
  Other receivables and advances............................       757,140        614,781
  Prepaid and other current assets..........................     1,717,855      3,180,221
                                                              ------------   ------------
    Total current assets....................................    42,024,591     85,792,238
Marketable securities, long-term............................            --     10,235,457
Property and equipment, net.................................     9,996,453      8,233,891
Other assets................................................     1,002,844      2,175,655
Intangible assets...........................................    14,646,410     10,142,402
                                                              ------------   ------------
    Total assets............................................  $ 67,670,298   $116,579,643
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  5,260,922   $  6,065,703
  Accrued expenses..........................................     8,673,369      9,931,202
  Accrued payroll and benefits..............................     3,459,531      2,812,071
  Deferred revenue..........................................    14,115,533     10,431,348
  Revolving credit line and current portion of long-term
    debt and capital lease obligations......................     9,595,201        192,883
                                                              ------------   ------------
    Total current liabilities...............................    41,104,556     29,433,207
  Long-term debt and capital lease obligations, net of
    current portion.........................................     5,333,136        102,477
  Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A through D, $.01 par
    value: shares authorized--20,000,000; shares issued and
    outstanding--17,687,562 at December 31, 1999; aggregate
    liquidation value--$52,000,000 at December 31, 1999.....    52,000,000             --
  Common stock, voting, $.01 par value: shares
    authorized--150,000,000; shares issued--16,766,529 and
    44,487,495 at December 31, 1999 and 2000,
    respectively............................................       167,665        444,875
  Common stock, Class B non-voting, $.01 par value: shares
    issued--380,022 at December 31, 1999....................         3,800             --
  Additional paid-in capital................................    26,355,416    149,691,336
  Treasury stock, at cost, 924,071 and 999,483 shares of
    common stock at December 31, 1999 and 2000,
    respectively............................................    (3,208,912)    (3,431,464)
  Accumulated deficit.......................................   (52,345,661)   (55,677,267)
  Deferred compensation.....................................      (973,260)    (3,688,059)
  Other comprehensive loss..................................      (766,442)      (295,462)
                                                              ------------   ------------
    Total stockholders' equity..............................    21,232,606     87,043,959
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 67,670,298   $116,579,643
                                                              ============   ============

                            See accompanying notes.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1998           1999           2000
                                                      ------------   ------------   ------------
REVENUE:
  Software license..................................  $ 22,417,541   $ 25,389,808   $ 38,665,121
  Services and maintenance..........................    59,758,460     64,103,262     68,708,446
  Resale of software and equipment..................     9,114,495      7,307,199      8,214,867
                                                      ------------   ------------   ------------
    Total revenue...................................    91,290,496     96,800,269    115,588,434
COSTS AND EXPENSES:
  Cost of software licenses.........................       234,325        253,898      1,391,435
  Cost of services and maintenance..................    46,474,254     53,473,619     53,584,519
  Cost of resale of software and equipment..........     7,205,982      5,850,776      6,607,214
  Sales and marketing...............................    23,663,539     24,464,339     25,495,730
  Research and development..........................    15,472,884     11,544,037      9,577,655
  General and administrative........................    12,670,111     14,888,095     14,444,617
  Amortization of intangibles.......................     4,452,069      4,818,670      4,615,507
  Warrant and stock compensation expense allocated
    to:
    Cost of services and maintenance................            --         25,487        842,695
    Sales and marketing.............................       142,625      1,116,735      1,305,674
    Research and development........................            --             --         17,032
    General and administrative......................       142,625      2,178,316        597,037
  Loss on lease abandonment.........................     1,000,000        288,022             --
  Restructuring costs...............................            --      1,952,256             --
                                                      ------------   ------------   ------------
    Total costs and expenses........................   111,458,414    120,854,250    118,479,115
                                                      ------------   ------------   ------------
Operating loss......................................   (20,167,918)   (24,053,981)    (2,890,681)
                                                      ------------   ------------   ------------
OTHER INCOME (EXPENSE):
Interest income.....................................       105,588        147,049      1,810,108
Interest expense....................................      (199,765)    (1,877,297)    (1,210,237)
Other...............................................        79,802       (299,795)    (1,040,796)
                                                      ------------   ------------   ------------
Total other expense.................................       (14,375)    (2,030,043)      (440,925)
                                                      ------------   ------------   ------------
Loss before minority interest and taxes.............   (20,182,293)   (26,084,024)    (3,331,606)
Minority interest in subsidiary income..............       (30,119)            --             --
                                                      ------------   ------------   ------------
Loss before taxes...................................   (20,212,412)   (26,084,024)    (3,331,606)
Income tax benefit..................................      (578,746)            --             --
                                                      ------------   ------------   ------------
Net loss............................................  $(19,633,666)  $(26,084,024)  $ (3,331,606)
                                                      ============   ============   ============
Net loss per common share--basic and diluted........  $      (1.24)  $      (1.62)  $      (0.12)
                                                      ============   ============   ============
Weighted average number of common shares
  outstanding--basic and diluted....................    15,885,212     16,095,682     26,799,558
                                                      ============   ============   ============

                            See accompanying notes.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      CONVERTIBLE
                                                        CLASS A                CLASS B             PREFERRED SERIES A
                                                     COMMON STOCK           COMMON STOCK               THROUGH D
                                                 ---------------------   -------------------   --------------------------
                                                   SHARES      AMOUNT     SHARES     AMOUNT      SHARES         AMOUNT
                                                 ----------   --------   --------   --------   -----------   ------------
Balance as of December 31, 1997................  16,304,863   $163,049         --   $    --     11,337,562   $ 25,000,000
  Net loss.....................................          --         --         --        --             --             --
  Issuance of common stock.....................     461,666      4,616          -         -             --             --
  Purchase of treasury stock...................          --         --         --        --             --             --
  Net proceeds from issuance of Series C
    convertible preferred stock................          --         --         --        --      1,600,000      8,000,000
  Exercise of stock options....................          --         --    127,875     1,279             --             --
  Deferred compensation related to stock
    options....................................          --         --         --        --              -              -
  Amortization of deferred compensation........          --         --         --        --             --             --
  Issuance of warrants.........................          --         --         --        --             --             --
  Foreign currency translation adjustment......          --         --         --        --             --             --
                                                 ----------   --------   --------   -------    -----------   ------------
Balances as of December 31, 1998...............  16,766,529    167,665    127,875     1,279     12,937,562     33,000,000
  Net loss.....................................          --         --         --        --             --             --
  Purchase of treasury stock...................          --         --         --        --             --             --
  Net proceeds from issuance of Series D
    convertible preferred stock................          --         --         --        --      4,750,000     19,000,000
  Exercise of stock options....................           -          -    252,147     2,521              -              -
  Deferred compensation related to stock
    options....................................          --         --         --        --             --             --
  Amortization of deferred compensation........          --         --         --        --             --             --
  Issuance of warrants.........................          --         --         --        --             --             --
  Foreign currency translation adjustment......           -          -          -         -              -              -
                                                 ----------   --------   --------   -------    -----------   ------------
Balance as of December 31, 1999................  16,766,529    167,665    380,022     3,800     17,687,562     52,000,000
  Net loss.....................................          --         --         --        --             --             --
  Net proceeds from initial public offering....   8,840,000     88,400         --        --             --             --
  Conversion of Class B common and convertible
    preferred shares to common stock...........  18,067,584    180,676   (380,022)   (3,800)   (17,687,562)   (52,000,000)
  Purchase of treasury stock...................          --         --         --        --             --             --
  Exercise of stock options....................     185,882      1,859         --        --             --             --
  Exercise of warrants.........................     627,500      6,275         --        --             --             --
  Deferred compensation related to stock
    options....................................          --         --         --        --             --             --
  Amortization of deferred compensation........          --         --         --        --             --             --
  Expense associated with warrants issued for
    services...................................          --         --         --        --             --             --
  Foreign currency translation adjustment......          --         --         --        --             --             --
  Unrealized gain (loss) on securities
    available for sale.........................          --         --         --        --             --             --
                                                 ----------   --------   --------   -------    -----------   ------------
Balance as of December 31, 2000................  44,487,495   $444,875         --   $    --             --   $         --
                                                 ==========   ========   ========   =======    ===========   ============


                                                                                           RETAINED
                                                  ADDITIONAL        TREASURY STOCK         EARNINGS
                                                   PAID-IN      ----------------------   (ACCUMULATED       DEFERRED
                                                   CAPITAL       SHARES      AMOUNT        DEFICIT)       COMPENSATION
                                                 ------------   --------   -----------   -------------   --------------
Balance as of December 31, 1997................  $ 19,395,523     4,176    $    (9,262)  $ (6,627,971)    $        --
  Net loss.....................................            --        --             --    (19,633,666)             --
  Issuance of common stock.....................     1,559,346        --             --             --              --
  Purchase of treasury stock...................            --   902,601     (3,106,177)            --              --
  Net proceeds from issuance of Series C
    convertible preferred stock................            --        --             --             --              --
  Exercise of stock options....................       251,914        --             --             --              --
  Deferred compensation related to stock
    options....................................       811,210        --             --             --        (811,210)
  Amortization of deferred compensation........            --        --             --             --         285,250
  Issuance of warrants.........................        75,000        --             --             --              --
  Foreign currency translation adjustment......            --        --             --             --              --
                                                 ------------   -------    -----------   ------------     -----------
Balances as of December 31, 1998...............    22,092,993   906,777     (3,115,439)   (26,261,637)       (525,960)
  Net loss.....................................            --        --             --    (26,084,024)             --
  Purchase of treasury stock...................            --    17,294        (93,473)            --              --
  Net proceeds from issuance of Series D
    convertible preferred stock................            --        --             --             --              --
  Exercise of stock options....................       494,585         -              -              -               -
  Deferred compensation related to stock
    options....................................       729,000        --             --             --        (729,000)
  Amortization of deferred compensation........            --        --             --             --         281,700
  Issuance of warrants.........................     3,038,838        --             --             --              --
  Foreign currency translation adjustment......             -         -              -              -               -
                                                 ------------   -------    -----------   ------------     -----------
Balance as of December 31, 1999................    26,355,416   924,071     (3,208,912)   (52,345,661)       (973,260)
  Net loss.....................................            --        --             --     (3,331,606)             --
  Net proceeds from initial public offering....    63,854,529        --             --             --              --
  Conversion of Class B common and convertible
    preferred shares to common stock...........    51,823,124        --             --             --              --
  Purchase of treasury stock...................            --    75,412       (222,552)            --              --
  Exercise of stock options....................       427,305        --             --             --              --
  Exercise of warrants.........................     1,753,725        --             --             --              --
  Deferred compensation related to stock
    options....................................     4,601,125        --             --             --      (4,601,125)
  Amortization of deferred compensation........      (300,000)       --             --             --       1,886,326
  Expense associated with warrants issued for
    services...................................     1,176,112        --             --             --              --
  Foreign currency translation adjustment......            --        --             --             --              --
  Unrealized gain (loss) on securities
    available for sale.........................            --        --             --             --              --
                                                 ------------   -------    -----------   ------------     -----------
Balance as of December 31, 2000................  $149,691,336   999,483    $(3,431,464)  $(55,677,267)    $(3,688,059)
                                                 ============   =======    ===========   ============     ===========


                                                      OTHER
                                                  COMPREHENSIVE
                                                      LOSS            TOTAL
                                                 ---------------   ------------
Balance as of December 31, 1997................    $  (156,801)    $ 37,764,538
  Net loss.....................................             --      (19,633,666)
  Issuance of common stock.....................             --        1,563,962
  Purchase of treasury stock...................             --       (3,106,177)
  Net proceeds from issuance of Series C
    convertible preferred stock................             --        8,000,000
  Exercise of stock options....................             --          253,193
  Deferred compensation related to stock
    options....................................             --               --
  Amortization of deferred compensation........             --          285,250
  Issuance of warrants.........................             --           75,000
  Foreign currency translation adjustment......       (378,572)        (378,572)
                                                   -----------     ------------
Balances as of December 31, 1998...............       (535,373)      24,823,528
  Net loss.....................................             --      (26,084,024)
  Purchase of treasury stock...................             --          (93,473)
  Net proceeds from issuance of Series D
    convertible preferred stock................             --       19,000,000
  Exercise of stock options....................              -          497,106
  Deferred compensation related to stock
    options....................................             --               --
  Amortization of deferred compensation........             --          281,700
  Issuance of warrants.........................             --        3,038,838
  Foreign currency translation adjustment......       (231,069)        (231,069)
                                                   -----------     ------------
Balance as of December 31, 1999................       (766,442)      21,232,606
  Net loss.....................................             --       (3,331,606)
  Net proceeds from initial public offering....             --       63,942,929
  Conversion of Class B common and convertible
    preferred shares to common stock...........             --               --
  Purchase of treasury stock...................             --         (222,552)
  Exercise of stock options....................             --          429,164
  Exercise of warrants.........................             --        1,760,000
  Deferred compensation related to stock
    options....................................             --               --
  Amortization of deferred compensation........             --        1,586,326
  Expense associated with warrants issued for
    services...................................             --        1,176,112
  Foreign currency translation adjustment......        432,652          432,652
  Unrealized gain (loss) on securities
    available for sale.........................         38,328           38,328
                                                   -----------     ------------
Balance as of December 31, 2000................    $  (295,462)    $ 87,043,959
                                                   ===========     ============

                            See accompanying notes.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1998           1999           2000
                                                      ------------   ------------   ------------
CASH FLOW FROM OPERTATING ACTIVITIES:
  Net loss..........................................  $(19,633,666)  $(26,084,024)  $ (3,331,606)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization.................     7,323,683      8,602,458      8,790,904
      Provision for losses on receivables...........     2,252,000      6,973,886      6,141,903
      Amortization of deferred compensation.........       285,250        281,700      1,586,326
      Deferred income taxes.........................    (1,118,210)            --             --
      Issuance of warrants for services.............            --      3,038,838      1,176,112
      Minority interest.............................        30,119             --             --
      Changes in operating assets and liabilities:
        Accounts receivable.........................    (7,994,786)   (14,226,085)    (8,554,054)
        Other receivables and advances..............       940,897       (366,992)       142,359
        Prepaids and other assets...................    (2,218,850)     1,701,121     (1,462,366)
        Other long-term assets......................      (590,108)        84,212     (1,172,811)
        Accounts payable............................      (656,413)      (509,719)       804,781
        Accrued payroll and benefits................     1,635,390        106,960       (647,460)
        Deferred revenue............................     2,611,229      5,357,095     (3,684,185)
        Income tax payable..........................       (58,656)       496,887        564,288
        Accrued expenses............................     3,107,526      3,398,317        693,543
        Other.......................................      (580,711)      (175,614)      (506,335)
                                                      ------------   ------------   ------------
          Net cash provided by (used in) operating
            activities..............................   (14,665,306)   (11,320,960)       541,399
CASH FLOW FROM INVESTING ACTIVITES:
Purchases of property and equipment.................    (7,259,900)    (5,380,184)    (1,556,386)
Net proceeds from sale of fixed assets..............       202,756        100,898          9,369
Purchase of marketable securities...................            --             --    (19,382,963)
Purchase of minority interest in subsidiary.........      (490,000)            --             --
                                                      ------------   ------------   ------------
          Net cash used in investing activities.....    (7,547,144)    (5,279,286)   (20,929,980)

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1998          1999           2000
                                                        -----------   -----------   ------------
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of preferred stock...........................  $ 8,000,000   $19,000,000   $         --
Issuance of common stock for options and warrants.....    1,892,155       497,106      2,189,164
Proceeds from initial public offering, net............           --            --     63,942,929
Proceeds from long-term debt..........................    9,553,740     5,000,000             --
Payments on long-term debt............................           --    (5,087,317)    (5,227,064)
Proceeds from bridge loan.............................           --     3,000,000             --
Payments on bridge loan...............................           --    (3,000,000)            --
Proceeds from revolving line of credit................           --     5,436,107      2,220,946
Retirement of revolving line of credit................           --            --    (11,626,859)
Purchase of treasury stock............................   (3,106,177)      (93,473)      (222,552)
                                                        -----------   -----------   ------------
  Net cash provided by financing activities...........   16,339,718    24,752,423     51,276,564
                                                        -----------   -----------   ------------
Net increase (decrease) in cash and cash
  equivalents.........................................   (5,872,732)    8,152,177     30,887,983
Cash and cash equivalents at beginning of year........    6,652,628       779,896      8,932,073
                                                        -----------   -----------   ------------
Cash and cash equivalents at end of year..............  $   779,896   $ 8,932,073   $ 39,820,056
                                                        ===========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest................................  $   248,489   $ 1,801,264   $  1,036,091
                                                        ===========   ===========   ============
Cash paid for income taxes............................  $   289,486   $        --   $    213,009
                                                        ===========   ===========   ============
NON-CASH ACTIVITIES:
Lease abandonment.....................................  $ 1,000,000   $   288,000   $         --
                                                        ===========   ===========   ============
Issuance of warrants with debt........................  $    75,000   $        --   $         --
                                                        ===========   ===========   ============

                            See accompanying notes.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    EXE Technologies, Inc. (the Company or EXE) is a leading provider of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. The Company operates from its headquarters located in Dallas, Texas, and through its various subsidiary and sales offices serving North America, Europe, the Middle East, Asia, and Australia. Through July 31, 1998, the Company had a 51.0% interest in a joint venture with Fuji SystemHouse, a Japanese corporation, to operate EXE Technologies (SEA) Pte. Ltd. (formed in 1996 and formerly known as Triton SystemHouse Pte. Ltd.), a Singapore corporation which also is engaged in licensing software and providing services for the logistics industry in Southeast Asia. During August 1998, the Company acquired the remaining 49.0% interest in the joint venture for a cash payment of $490,000.

    The consolidated financial statements of the Company include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    The Company's revenues consist of software license revenues, consulting service revenues, maintenance revenues, and revenues from the resale of software and equipment. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable; no significant production, modification, or customization of the software is required; vendor-specific objective evidence of fair value exists to allow the allocation of the total fee to elements of the arrangement; and collection is considered probable by management.

    Revenue from services is recognized as the services are provided. The Company's standard service arrangement limits the customer's remedy and the Company's liability to the underlying service fees specified in the separate service arrangement. If disputes arise with a customer, a provision is recorded based on the specific customer situation and the Company's assessment of the potential outcome of that situation. Maintenance revenue is recognized on a straight-line basis over the period of the obligation. Revenues from resale of software and equipment are recognized upon receipt of a purchase order and shipment of the software and equipment to the customer provided the following criteria are met: payment terms are fixed and determinable; no significant production, modification, or customization is required; and collection is considered probable by management.

    The Company's standard license arrangements specify that the customer accepts the software under the arrangement when the software is shipped and that the license fees under the arrangement are not refundable. The Company periodically enters into arrangements which do not have standard acceptance and warranty provisions. Such contracts are analyzed and timing of revenue recognition is determined based upon specific facts and circumstances. If warranty and acceptance criteria differs from the Company's standard criteria, revenue recognition is deferred until acceptance is obtained or the warranty period lapses. The Company's standard license arrangement warrants that its products will function substantially in accordance with the documentation provided to customers for periods ranging from three to twelve months. As of December 31, 2000, the Company has not incurred any significant expenses related to warranty claims.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    No single customer represented greater than 10.0% of total revenues during the years ended December 31, 1998, 1999 and 2000.

    In January 2000, the Company sold its mainframe services and maintenance practice to an unrelated third party consulting firm in exchange for royalties that will be received on future revenue generated by customers using this product. Services and maintenance revenue associated with this product as a percentage of total services and maintenance revenue represented 12.5% and 7.5%, respectively, for the years ended December 31, 1998 and 1999. The royalties are a declining percentage of the consulting firm's services and maintenance revenues generated from customers using our mainframe product, subject to a maximum of $425,000 per year. The percentages of revenue are: 20.0% for the first two years, 15.0% for the third year, 10.0% for the fourth and fifth years and 5.0% for each year after the fifth year. The agreement is perpetual, but may be terminated at EXE's option in the event of default by the consulting firm. Royalties recognized in 2000 totaled $425,000 and are included as a component of services and maintenance revenue.

SOFTWARE DEVELOPMENT

    In accordance with Statement of Financial Accounting Standards (SFAS)
No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and, therefore, the Company has expensed all software development costs.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

    Financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency transaction gains (losses) were approximately $160,000, $109,000 and ($848,000) for the years ended
December 31, 1998, 1999 and 2000, respectively.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist primarily of bank deposits and investment grade corporate and government debt securities and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair market value.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MARKETABLE SECURITIES

    The Company's investments in debt securities are comprised of investment grade debt securities in accordance with the Company's investment policy. Management determines the appropriate classification of investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. At December 31, 2000, the Company's debt securities are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Fair value is determined based on quoted market rates. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included as a component of interest income. Securities available for sale with remaining maturities in excess of one year at December 31, 2000 have been classified as long-term securities.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk principally consist of temporary cash investments and accounts receivable, including receivables from license contracts. The Company places temporary cash investments with financial institutions and limits its exposure with any one financial institution. At December 31, 1998, 1999 and 2000, no single customer represented greater than 10.0% of the total receivable balance. The Company's billings are due upon receipt with collections generally occurring within 30 to 60 days, and the Company does not require collateral on accounts. A large portion of the Company's customer base is composed of FORTUNE 1000 companies or foreign equivalents, which the Company believes mitigates its credit risk. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for losses on receivables based upon the expected collectibility of all accounts receivable. Write-offs of receivables during the three years ended December 31, 1998, 1999 and 2000 were approximately $710,000, $3,972,000, and $6,508,000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. All property and equipment is depreciated using the straight-line method.

    The estimated useful lives of property and equipment are as follows (in years):

Computer equipment..........................................     3-5
Furniture and equipment.....................................     5-7
Leasehold improvements......................................    9-15
Other.......................................................     3-7

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

    The Company evaluates the carrying value of its long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and when the future estimated undiscounted cash flows generated by those assets are not sufficient to recover the assets' carrying amount.

DEFERRED REVENUE

    Deferred revenue primarily represents amounts collected prior to complete performance of maintenance services. Deferred revenue also consists of amounts billed or received in advance of satisfying revenue recognition criteria.

FINANCIAL INSTRUMENTS

    The Company's financial instruments, including accounts receivable, accounts payable and its revolving credit line, approximate fair value due to their short-term nature. The fair value of long-term debt approximates book value at December 31, 1999 and 2000.

STOCK-BASED COMPENSATION PLANS

    The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," because, as discussed in Note 8, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS No. 123 requires disclosure of pro forma information regarding net income (loss) and net income (loss) per share based on fair value accounting for stock-based compensation plans. Compensation expense associated with stock options is recognized ratably over the vesting period of the underlying option.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and were approximately $3,793,000, $3,071,000 and $3,969,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

EARNINGS PER SHARE

    The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period.

    Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of preferred stock, warrants and stock options (using the treasury stock method), if dilutive. Diluted loss per common share is the same as basic loss per common share for all periods presented because all

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) potentially dilutive securities were anti-dilutive. The following table sets forth anti-dilutive securities which have been excluded from diluted earnings per share for the periods presented:

                                                            AS OF DECEMBER 31,
                                                    -----------------------------------
                                                       1998         1999        2000
                                                    ----------   ----------   ---------
Common stock options..............................   5,181,376    4,471,975   6,266,312
Warrants..........................................      50,000    1,085,000      50,000
Preferred stock...................................  12,937,562   17,687,562          --
                                                    ----------   ----------   ---------
Total anti-dilutive securities excluded...........  18,168,938   23,244,537   6,316,312
                                                    ==========   ==========   =========

COMPREHENSIVE LOSS

    Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

                                                       YEARS ENDED DECEMBER 31,
                                               -----------------------------------------
                                                   1998           1999          2000
                                               ------------   ------------   -----------
Net loss.....................................  $(19,633,666)  $(26,084,024)  $(3,331,606)
Foreign currency translation gains
  (losses)...................................      (378,572)      (231,069)      432,652
Unrealized gain on securities available for
  sale.......................................            --             --        38,328
                                               ------------   ------------   -----------
Total comprehensive loss.....................  $(20,012,238)  $(26,315,093)  $(2,860,626)
                                               ============   ============   ===========

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended, will be effective for the Company's fiscal year beginning January 1, 2001. SFAS No. 133 requires that all derivatives be recognized at fair value on the balance sheet and that related gains and losses be included in net income or comprehensive income depending on the nature of the hedging relationship. As of December 31, 2000, the Company has not entered into contracts that will be classified as derivative financial instruments under SFAS No. 133. However, the Company may enter into contracts that are classified as derivative financial instruments in the future. Management believes that SFAS No. 133 will not have an impact on the results of operations or financial position of the Company when adopted, however management cannot estimate its impact on future results of operations and financial position.

3. MARKETABLE SECURITIES

    There were no gross realized gains (losses) on the sale of securities available for sale during 2000. The net unrealized holding gain on marketable securities included as a separate component of stockholders' equity totaled approximately $38,000 as of December 31, 2000.

    The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

3. MARKETABLE SECURITIES (CONTINUED)
because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                              AS OF DECEMBER 31, 2000
                                                             -------------------------
                                                              AMORTIZED    FAIR MARKET
                                                                COST          VALUE
                                                             -----------   -----------
Securities available for sale maturing:

Within one year............................................  $ 9,152,286   $ 9,147,506
One to two years...........................................  $10,192,349   $10,235,457

4. PROPERTY AND EQUIPMENT

    Property and equipment, stated at cost, consist of the following:

                                                                AS OF DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------   ------------
Computer equipment........................................  $ 9,905,530   $ 10,997,819
Furniture and equipment...................................    4,768,973      4,896,958
Leasehold improvements....................................    1,977,428      2,920,289
Other.....................................................      456,702        495,630
                                                            -----------   ------------
                                                             17,108,633     19,310,696
Less accumulated depreciation.............................   (7,112,180)   (11,076,805)
                                                            -----------   ------------
                                                            $ 9,996,453   $  8,233,891
                                                            ===========   ============

    Depreciation expense for the years ended December 31, 1998, 1999 and 2000, was approximately $2,872,000, $3,784,000 and $4,175,000, respectively.

5. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                               AS OF DECEMBER 31,
                                                           ---------------------------
                                                               1999           2000
                                                           ------------   ------------
Intangible assets:
Developed technology.....................................  $  3,700,000   $  3,700,000
Assembled work force.....................................     1,350,000      1,350,000
Customer base............................................     1,800,000      1,800,000
Goodwill.................................................    18,497,621     18,609,120
                                                           ------------   ------------
                                                             25,347,621     25,459,120
Less accumulated amortization............................   (10,701,211)   (15,316,718)
                                                           ------------   ------------
                                                           $ 14,646,410   $ 10,142,402
                                                           ============   ============

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

5. INTANGIBLE ASSETS (CONTINUED)
    The intangible assets arose primarily from the initial formation of EXE in September 1997. Excluding assembled work force and goodwill, intangible assets are amortized over six years based upon the associated estimated revenue stream. Assembled work force and goodwill are amortized on a straight-line basis over a
three- and six-year period, respectively.   The carrying value of intangible
assets will be reviewed if the facts and circumstances suggest that they may be permanently impaired. If a comparison of the undiscounted cash flow method to the carrying value of intangible assets indicates that the intangible assets will not be recoverable, the assets will be reduced to their estimated recoverable value. The amortization of intangibles was approximately $4,452,000, $4,819,000 and $4,616,000, respectively, during the years ended December 31, 1998, 1999 and 2000.

6. DEBT

    The Company's debt consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                  1999         2000
                                                              ------------   ---------
$25 million revolver and term loan:
  Revolving line of credit..................................  $ 9,418,251    $     --
  Term loan.................................................    5,000,000          --
Capital lease obligations...................................      502,458     295,360
Other.......................................................        7,628          --
                                                              -----------    --------
Total borrowings............................................   14,928,337     295,360
Less revolving credit line and current portion of long-term
  debt and capital lease obligations........................    9,595,201     192,883
                                                              -----------    --------
Long-term debt, net of current portion......................  $ 5,333,136    $102,477
                                                              ===========    ========

    On May 10, 1999, the Company finalized a Loan and Security Agreement (the Loan Agreement) with a bank. In connection with finalizing the Loan Agreement, all previous borrowings were paid off and all other financing agreements were terminated. The Loan Agreement provided for a revolving credit line and a $5 million term loan. Borrowings under the revolving credit line and term loan could not exceed $25 million in the aggregate. Advances under the revolving credit line were subject to a specified advance rate as defined in the Loan Agreement and were secured by all of the Company's assets. The interest rate on borrowings under the Loan Agreement was adjusted monthly and was computed as the highest LIBOR rate in effect during each month plus 4.87% per annum, subject to certain limitations and adjustments. Interest on borrowings under the Loan Agreement were payable on the last day of each month. In conjunction with the initial public offering, the Company used $16.6 million of the offering proceeds to payoff and terminate the Loan Agreement.

    On August 31, 1999 and September 2, 1999, the Company received bridge loans (the "bridge loans") totaling $3 million from entities associated with Michael
S. Dell and Technology Crossover Ventures. The bridge loans were issued in five separate convertible promissory notes with the principal and all accrued interest on each note due on the earlier of February 28, 2000 or, at the payee's demand, any time after September 30, 1999. Each note's interest rate was 10% per annum. The bridge loans were cancelled on September 29, 1999 as partial consideration for the issuance of $19 million of Series D preferred stock.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

7. INCOME TAXES

    Components of the provision (benefit) for income taxes are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1999       2000
                                                              ---------   --------   --------
Current:
  Federal...................................................  $ (92,042)    $ --       $ --
  State.....................................................     (4,965)      --         --
  Foreign...................................................    636,472       --         --
Deferred:
  Federal...................................................   (976,882)      --         --
  State.....................................................   (141,329)      --         --
                                                              ---------     ----       ----
Total.......................................................  $(578,746)    $ --       $ --
                                                              =========     ====       ====

    The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1998          1999          2000
                                                 -----------   -----------   -----------
Benefit computed at federal statutory rate.....  $(6,872,220)  $(9,129,408)  $(1,132,746)
Non-deductible expenses and goodwill
  amortization.................................    1,108,977     1,097,486     1,055,439
State income taxes, net of federal benefit.....      (93,277)     (143,852)      (39,691)
Foreign taxes..................................      376,738            --            --
Foreign tax credit.............................     (403,293)           --            --
Increase (decrease) in valuation allowance.....    5,223,604     8,066,386      (276,516)
Other, net.....................................       80,725       109,388       393,514
                                                 -----------   -----------   -----------
Income tax provision (benefit).................  $  (578,746)  $        --   $        --
                                                 ===========   ===========   ===========

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               AS OF DECEMBER 31,
                                                           ---------------------------
                                                               1999           2000
                                                           ------------   ------------
Deferred tax liabilities:
  Identifiable intangible assets.........................  $ (1,179,459)  $   (591,509)
                                                           ------------   ------------
    Total deferred tax liabilities.......................    (1,179,459)      (591,509)
Deferred tax assets:
  Bad debt reserves......................................     1,694,471      1,238,935
  Fixed assets...........................................       259,622        372,101
  Net operating losses...................................    10,567,914      9,678,558
  Stock compensation.....................................       139,234        297,242
  Accrued contract obligations...........................       976,888        832,307
  Accrued expenses.......................................            --        104,144
  Foreign tax credits....................................       696,084        696,084
  Research and development credits.......................       381,012        499,782
  Other, net.............................................      (158,648)       (27,042)
                                                           ------------   ------------
    Total deferred tax assets............................    14,556,577     13,692,111
Valuation allowance......................................   (13,377,118)   (13,100,602)
                                                           ------------   ------------
    Total deferred tax assets, net.......................     1,179,459        591,509
                                                           ------------   ------------
    Deferred income tax liabilities, net of deferred
      income tax assets..................................  $         --   $         --
                                                           ============   ============

    At December 31, 2000, the Company had a federal net operating loss carryforward and research and development credits of approximately
$24.3 million and $0.5 million, respectively, both of which will expire in the year 2013. The Company also had net operating loss carryforwards of approximately $4.2 million in foreign jurisdictions. The Company has established a valuation allowance to reserve its net deferred tax assets at December 31, 1999 and 2000 due to the uncertainty of the timing and amount of future taxable income.

8. STOCK OPTIONS AND DEFERRED COMPENSATION

    In October 1997, the Company adopted the 1997 Incentive and Nonqualified Stock Option Plan (the 1997 Plan) which replaced all previous plans of Neptune and Dallas Systems. Under the 1997 Plan, an aggregate of 12,000,000 shares of common stock are authorized for issuance. The 1997 Plan provides for the grant of incentive stock options (ISOs) to employees of the Company and nonqualified stock options (NQSOs) to employees or consultants. Exercise prices for ISOs may not be less than fair market value as determined by the Board of Directors in the absence of a public market and exercise prices for NQSOs may be greater or less than fair market on the date of grant. The options generally vest and become exercisable ratably over a four-year period and expire after ten years unless determined otherwise by the Board of Directors.

    In October 1997, the Company adopted the Non-Employee Directors Plan (the Directors Plan). Under the Directors Plan, an aggregate of 300,000 shares of common stock are authorized for issuance.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

8. STOCK OPTIONS AND DEFERRED COMPENSATION (CONTINUED)
The Directors Plan provides for the grant of a specified number of NQSOs to non-employee directors of the Company as defined in the Directors Plan at exercise prices equal to the fair market value of the Company's stock on the date of grant. The options vest over four years. At December 31, 1999 and 2000, 150,000 options were outstanding under the Directors Plan. Options outstanding under the Directors Plan had weighted average exercise prices of $5.33 and $10.33 per share at December 31, 1999 and 2000, respectively. As of December 31, 1999 and 2000, 12,500 and 37,500 of these options were exercisable at a weighted average price of $10.00 and $7.67 per share, respectively.

    Under the 1997 Plan, in the event of a change of control, the Board shall have the right, in its sole discretion, to accelerate the vesting of all options that have not vested as of the date of the change of control and/or establish an earlier date for the expiration of the exercise of an option. In addition, in the event of a change of control of the Company, the Board shall have the right, in its sole discretion, subject to and conditioned upon a sale of the Company:
(a) to arrange for the successor company (or other entity) to assume all of the rights and obligations of the Company under the 1997 Plan or (b) to terminate the 1997 Plan and (i) pay to all optionees cash with respect to those options that are vested as of the date of the sale of the Company in an amount equal to the difference between the option price and the fair market value of a share of common stock (determined as of the date the 1997 Plan is terminated) multiplied by the number of options that are vested as of the date of the sale of the Company which are held by the optionee as of the date of the sale of the Company, (ii) arrange for the exchange of all options for options to purchase common stock in the successor corporation, or (iii) distribute to each optionee other property in an amount equal to and in the same form as the optionee would have received from the successor corporation if the optionee had owned the shares subject to options that are vested as of the date of the sale of Company rather than the option at the time of the sale of the Company. The form of payment or distribution to the optionee pursuant to this section shall be by the Board in its sole discretion.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

8. STOCK OPTIONS AND DEFERRED COMPENSATION (CONTINUED)
    Stock option transactions under the 1997 Plan for the years ended December 31, 1998, 1999 and 2000, are summarized as follows:

                                                                       OPTIONS OUTSTANDING
                                                                      ---------------------
                                                                                   WEIGHTED
                                                         SHARES                    AVERAGE
                                                      AVAILABLE FOR   NUMBER OF    EXERCISE
                                                          GRANT         SHARES      PRICE
                                                      -------------   ----------   --------
Balance at December 31, 1997........................    2,103,137      1,196,863    $1.48
Authorized..........................................    5,200,000             --       --
Grants..............................................   (4,255,008)     4,255,008     5.14
Exercised...........................................           --       (127,875)    1.98
Forfeitures.........................................      295,276       (295,276)    2.79
                                                       ----------     ----------    -----
Balance at December 31, 1998........................    3,343,405      5,028,720     4.49
Grants..............................................   (1,914,875)     1,914,875     4.13
Exercised...........................................           --       (149,491)    1.95
Forfeitures.........................................    2,472,129     (2,472,129)    4.23
                                                       ----------     ----------    -----
Balance at December 31, 1999........................    3,900,659      4,321,975     4.56
Authorized..........................................    3,500,000             --       --
Grants..............................................   (2,764,525)     2,764,525     8.56
Exercised...........................................           --       (185,882)    2.31
Forfeitures.........................................      784,306       (784,306)    4.76
                                                       ----------     ----------    -----
Balance at December 31, 2000........................    5,420,440      6,116,312    $6.36
                                                       ==========     ==========    =====

    The weighted average grant-date fair value of options granted under the 1997 Plan during the year ended December 31, 1998 and 1999 and prior to the completion of the Company's initial public offering in 2000 using a minimum value option pricing model was $0.94, $0.71 and $4.45 per option. For options granted after the completion of the Company's initial public offering through December 31, 2000, the weighted average grant date fair value was $8.38. At December 31, 1998, 1999 and 2000, 1,157,471, 1,542,070 and 2,187,659 options were exercisable. The weighted average exercise price of options exercisable was $1.65, $3.22 and $3.94 at December 31, 1998, 1999 and 2000, respectively. The remaining estimated contractual life of the 6,116,312 options outstanding at December 31, 2000, is approximately 7.6 years. Options outstanding at December 31, 2000 have exercise prices ranging from $0.75 to $17.06.

    During 1998, the Company granted 102,656 options at $2.00 per share, outside the plans to a former employee. The employee exercised those options in 1999.

    SFAS No. 123, "Accounting for Stock Based Compensation," requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted-average assumptions for 1998, 1999 and 2000: a risk-free interest rate of 5.33% in 1998, 6.00% in 1999 and 6.41% in 2000, no dividend, an expected life of three to four years, and a volatility of zero for grants prior to the Company's initial public offering and 1.24 for grants subsequent

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

8. STOCK OPTIONS AND DEFERRED COMPENSATION (CONTINUED) to the Company's initial public offering. Pro forma net loss and loss per share for 1998, 1999 and 2000 would have been $20,147,026 ($1.27 per share),
$26,833,186 ($1.67 per share) and $5,279,679 ($0.20 per share), respectively, determined as if the Company had accounted for its stock options granted in 1998, 1999 and 2000 under the fair value method set forth in SFAS No. 123.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

    The Company recorded deferred compensation of approximately $811,000 for the difference between the exercise price and the deemed fair value of certain of the Company's common stock on the grant date for certain options granted during 1998. The Company granted options to purchase 2,517,758 shares of common stock with an exercise price ranging from $2.00 to $5.00 per share during 1998. Such exercise price was less than the deemed fair value of the Company's common stock on the date of grant. The deemed fair value of the Company's common stock on the individual grant dates for these option grants ranged from $2.20 to $7.50.

    The Company recorded additional deferred compensation of approximately $729,000 in 1999 for differences between the exercise price and the deemed fair value of the Company's common stock on the grant date for certain options granted during 1999. The Company granted options to purchase 280,250 shares of common stock, with exercise prices of $3.00 in 1999. Such exercise price was less than the deemed fair value of the Company's common stock on the date of grant. The deemed fair value of the Company's common stock on the individual grant dates ranged from $4.96 to $7.02.

    The Company recorded additional deferred compensation of approximately $4,601,000 in 2000 for the difference between the exercise price and the deemed fair value of the Company's common stock on the grant date. The Company granted options to purchase 1,463,225 shares of common stock with exercise prices ranging from $3.00 to $8.00. Such exercise prices were less than the deemed fair value of the Company's common stock on the grant date. The deemed fair value of the Company's common stock on the individual grant dates ranged from $7.75 to $8.50.

    The deferred compensation is being amortized ratably over the vesting period of the individual options, generally three to four years. Compensation expense recognized in 1998, 1999 and 2000 totaled approximately $285,000, $282,000 and $1,586,000, respectively.

9. RELATED PARTY TRANSACTIONS

    The Company also has various advances to officers and stockholders of the Company. The total balance of these receivables at December 31, 1999 and 2000 was $59,214 and $52,574, respectively. Additionally, the Company has long-term notes receivable from employees and stockholders which bear interest ranging from 8.5% to 12.0% and have a remaining balance of $246,475 and $958,259 at December 31, 1999 and 2000, respectively.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

10. LEASE COMMITMENTS

    The Company leases certain facilities and property and equipment for use in operations. In May 1998, the Company entered into leases with terms of ten-and-one-half-years for office space for the North American operations. The leases provide for free rent during the first six months and contain an escalation clause in year five. In March 1999, the Company amended the lease agreements such that the leases were extended to fifteen year terms. The Company intends to recognize the total minimum lease payments as expense on the straight-line basis over the lease term. The leases have two five-year renewal options which are at a rate not less than 95% of the then-prevailing market rate for comparable premises.

    The Company leased office space from a stockholder under a lease which was to expire in August 2002, with monthly rental payments of $86,569. During 1998, in connection with the move to new office space for the North American operations, the Company decided to vacate the office space leased from the stockholder. The Company recorded a $1,000,000 loss on abandonment related to the office space in 1998 for the estimated loss to be incurred as a result of vacating the office space. In 1999, the Company finalized an agreement with the stockholder and recorded an additional $288,022 loss related to this abandonment. The total paid to the stockholder during the year ended
December 31, 1999 and 2000 for lease abandonment was $872,047 and $410,000, respectively.

    The minimum rental commitments under operating leases and the minimum rentals to be received under subleases and other leases with terms exceeding one year, are as follows:

                                                                LEASES      SUBLEASES
                                                              -----------   ----------
2001........................................................  $ 7,487,429   $1,191,483
2002........................................................    6,787,130           --
2003........................................................    6,343,195           --
2004........................................................    3,110,712           --
2005........................................................      722,096           --
Thereafter..................................................      919,079           --
                                                              -----------   ----------
                                                              $25,369,641   $1,191,483
                                                              ===========   ==========

    Total rent expense was approximately $3,395,000, $4,736,000 and $3,952,000 (net of sublease income of approximately $0, $146,000 and $1,358,000) for the years ended December 31, 1998, 1999 and 2000, respectively. Included in rent expense is approximately $1,039,000, $260,000 and $0 paid to a stockholder for facility rental in 1998, 1999 and 2000, respectively.

11. EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution plan for eligible employees. The plan covers all employees located in the United States who have completed one month of service and have attained the age of 21. The Company's contribution to the plan matches the first 5% of the employee's contributions of eligible earnings. Additionally, discretionary contributions may also be made. The Company recognized expenses of approximately $1,147,000, $931,000 and $696,000 for the defined contribution plan during the years ended December 31, 1998, 1999 and 2000, respectively.

    The company also sponsors a defined contribution plan for its employees in the United Kingdom. The plan covers all employees located in the United Kingdom who have completed six months of

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFIT PLAN (CONTINUED)
service. The Company's contribution to the plan matches the first 5% of the employee's contributions of eligible earnings. The Company recognized expenses of approximately $234,000, $343,000 and $262,000 for the defined contribution plan during the years ended December 31, 1998, 1999 and 2000, respectively.

12. STOCKHOLDERS' EQUITY

COMMON STOCK

    The Company completed its initial public offering of 8,000,000 shares of its common stock pursuant to a Registration Statement on Form S-1 on August 9, 2000. Additionally, the underwriters exercised a portion of their over-allotment option to purchase an additional 840,000 shares of the Company's common stock, at $8.00 per share, on August 16, 2000. Total proceeds from this offering, including the exercise of the over-allotment option, were approximately
$63.9 million, net of underwriting fee and offering expenses of approximately $6.8 million.

    All Class A common stock was renamed as "common stock" and all Class B common stock converted into shares of common stock on a one-for-one basis as a result of closing the offering. The Company is now authorized to issue 150,000,000 shares of common stock.

PREFERRED STOCK

    As a result of the Company's initial public offering, all outstanding shares of Series A through D preferred stock automatically converted into 17,687,562 shares of common stock. The Company is now authorized to issue a total of 20 million shares of preferred stock.

    In addition to conversion rights, the Series A through D preferred stock had voting rights equal to common stock, certain liquidation preferences and dividend rights equivalent to the common stockholders. Activity relating to preferred stock including shares issued, proceeds from sale and conversion is presented in the accompanying Consolidated Statements of Stockholders' Equity.

WARRANTS

    In December 1998, and in connection with obtaining certain financing, the Company issued warrants to acquire up to 50,000 shares of the Company's common stock. The warrants had an exercise price of $7.50 per share, were exercisable upon issuance and expired the later of December 31, 2001, or two years after the completion of an initial public offering of the Company's common stock but in no event later than December 31, 2002. The warrants were valued at $75,000, which was recorded as additional interest expense over the term of the loan agreement. The warrants were exercised in January 2001.

    In March 1999, the Company entered into a two year sales and marketing agreement with an independent third party. The Company and the third party each have a non-exclusive right to market and resell the other party's products. As part of the agreement, the Company issued warrants to purchase the Company's common stock with an exercise price of $4 per share, of which, 330,000 of the warrants were immediately vested, exercisable and nonforfeitable. The remaining 330,000 of the warrants were to vest at a rate of 110,000 warrants for each $2,000,000 of net license revenue the Company recognizes on sales of the Company's products sold by the third party. The fair value of $640,000 for the 330,000 warrants, which vested immediately, is amortized to operating expense over

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY (CONTINUED)
the term of the agreement. Through June 2000, the 330,000 warrants which vest over time were marked to fair value at the end of each accounting period and the remeasured value was amortized to operating expense on a straight-line basis over the term of the agreement. Prior to June 30, 2000, warrants to purchase 110,000 shares of the Company's common stock had vested as a result of the Company recognizing $2,000,000 of net license revenue from sales of the Company's products sold by the third party. In June 2000, the Company and the third party amended the sales and marketing agreement such that the unvested warrants to purchase 220,000 shares of the Company's common stock were canceled. The Company recorded expense of approximately $988,000 and $1,176,000 for the warrants during the years ended December 31, 1999 and 2000, respectively. The fair value of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions for 1999 and 2000 respectively: risk-free interest rate of 4.60% and 5.16%; dividend yield of zero; volatility of 85%; and a warrant life of five years. The warrants were exercised in December 2000.

    In October 1999, the Company entered into a consulting agreement with an independent third party. The Company issued 375,000 warrants to purchase the Company's common stock to the third party for consulting services rendered. The warrants were immediately vested, exercisable and non-forfeitable with an exercise price of $4 per share. The fair value of the warrants of approximately $2,051,000 was recorded as expense in 1999. The fair value of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.11%; dividend yield of zero; volatility of 85%; and a warrant life of three years. The warrants were exercised in August 2000.

13. CONTINGENCIES

    The Company is involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

14. RESTRUCTURING

    In August 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiency. The Company recorded a pretax charge of $1,952,256 for its restructuring plan. The Company recorded liabilities associated with the restructuring in the amounts of approximately $709,000 for severance and other employee related costs for the termination of 97 services, sales, development and administrative employees, $803,000 for the abandonment of certain leased office space less estimated sublease rentals at the Company's North American and Australian facilities, $179,000 for the abandonment of leased equipment, and $261,000 for the disposal of other fixed assets. The Company recorded approximately $1,325,000 and $400,000 of cash charges against the original restructuring reserve during the year ended December 31, 1999 and 2000, respectively. The remaining liability at December 31, 2000 is approximately $227,000 and is expected to be paid out through the end of 2003.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

15. SEGMENT INFORMATION

    The Company is engaged in the design, development, marketing and support of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. The Company's geographic information as of and for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                                  EUROPE
                                                    UNITED        AND THE        ASIA
                                                    STATES      MIDDLE EAST    PACIFIC     ELIMINATIONS      TOTAL
                                                 ------------   -----------   ----------   ------------   ------------
December 31, 1998
  Revenue......................................  $ 66,168,055   $15,843,179   $9,279,262   $        --    $ 91,290,496
  Amortization of intangibles..................    (4,452,069)          --            --            --      (4,452,069)
  Warrant and stock compensation expense.......       285,250           --            --            --         285,250
  Loss on lease abandonment....................     1,000,000           --            --            --       1,000,000
  Operating income (loss)......................   (16,872,813)    (557,885)   (2,737,220)           --     (20,167,918)
  Property and equipment, net..................     6,357,983    1,000,437     1,197,990            --       8,556,410
  Total assets.................................    54,128,526    4,840,421     1,103,474    (3,009,531)     57,062,890

December 31, 1999
  Revenue......................................    61,793,501   19,187,242    15,819,526            --      96,800,269
  Amortization of intangibles..................    (4,818,670)          --            --            --      (4,818,670)
  Warrant and stock compensation expense.......     3,320,538           --            --            --       3,320,538
  Loss on lease abandonment....................       288,022           --            --            --         288,022
  Restructuring costs..........................     1,795,713           --       156,543            --       1,952,256
  Operating income (loss)......................   (20,965,782)    (328,696)   (2,759,503)           --     (24,053,981)
  Property and equipment, net..................     7,841,274      987,103     1,168,076            --       9,996,453
  Total assets.................................    59,523,158    8,855,736     2,535,546    (3,244,142)     67,670,298

December 31, 2000
  Revenue......................................    68,734,644   21,885,999    24,967,791            --     115,588,434
  Amortization of intangibles..................    (4,559,316)     (38,052)      (18,139)           --      (4,615,507)
  Warrant and stock compensation expense.......    (2,361,430)     (77,183)     (323,825)           --      (2,762,438)
  Operating income (loss)......................    (3,795,750)  (1,278,475)    2,183,544            --      (2,890,681)
  Property and equipment, net..................     5,949,734    1,548,552       735,605            --       8,233,891
  Total assets.................................  $109,364,697   $4,423,799    $5,883,550   $(3,092,403)   $116,579,643

16. SUBSEQUENT EVENTS

   On January 25, 2001, the Company completed the acquisition of AllPoints Systems, Inc. The transaction was completed in a stock-for-stock merger in which EXE issued 1,590,357 shares of EXE common stock and assumed options for an additional 409,606 shares of EXE common stock in exchange for all of the outstanding securities of AllPoints Systems, Inc. The transaction will be accounted for as a purchase.

17. SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following tables set forth certain unaudited quarterly data for each of the eight quarters in the years ended December 31, 1999 and 2000. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

17. SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED) conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                               THREE MONTHS ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               1999          1999           1999            1999
                                            -----------   -----------   -------------   ------------
Revenue:
  Software license........................  $ 6,391,659   $ 4,191,211    $ 6,809,173    $ 7,997,765
  Services and maintenance................   17,318,694    16,525,330     13,870,219     16,389,019
  Resale of software and equipment........    1,904,703     2,271,697      1,572,155      1,558,644
                                            -----------   -----------    -----------    -----------
    Total revenue.........................   25,615,056    22,988,238     22,251,547     25,945,428
Cost and expenses:
  Cost of software licenses...............       62,427        42,663         68,092         80,716
  Cost of services and maintenance........   12,793,578    14,259,628     13,910,574     12,509,839
  Cost of resale of software and
    equipment.............................    1,465,210     1,908,508      1,221,296      1,255,762
  Sales and marketing.....................    6,457,637     6,257,492      6,050,897      5,698,313
  Research and development................    4,008,922     3,486,442      2,554,500      1,494,173
  General and administrative..............    3,597,682     4,143,069      3,636,193      3,511,151
  Amortization of intangibles.............    1,204,666     1,204,668      1,204,668      1,204,668
  Warrant and stock compensation
    expense...............................       53,100       213,150        213,975      2,840,313
  Loss on lease abandonment...............           --            --        288,022             --
  Restructuring costs.....................           --            --      1,952,256             --
                                            -----------   -----------    -----------    -----------
    Total costs and expenses..............   29,643,222    31,515,620     31,100,473     28,594,935
                                            -----------   -----------    -----------    -----------
Operating loss............................   (4,028,166)   (8,527,382)    (8,848,926)    (2,649,507)
Other expense.............................     (294,290)     (638,892)      (663,585)      (433,276)
                                            -----------   -----------    -----------    -----------
Net loss..................................   (4,322,456)   (9,166,274)    (9,512,511)    (3,082,783)
                                            ===========   ===========    ===========    ===========
Net loss per common share--basic and
  diluted.................................  $     (0.27)  $     (0.57)   $     (0.59)   $     (0.19)
                                            ===========   ===========    ===========    ===========

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

17. SELECTED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(CONTINUED)

                                                               THREE MONTHS ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2000          2000           2000            2000
                                            -----------   -----------   -------------   ------------
Revenue:
  Software license........................  $ 7,895,475   $ 8,701,167    $10,238,534    $11,829,945
  Services and maintenance................   16,034,310    17,631,991     17,926,569     17,115,576
  Resale of software and equipment........    1,548,402     1,744,930      2,396,678      2,524,857
                                            -----------   -----------    -----------    -----------
    Total revenue.........................   25,478,187    28,078,088     30,561,781     31,470,378
Cost and expenses:
  Cost of software licenses...............       78,955        87,012        179,164      1,046,304
  Cost of services and maintenance........   13,105,715    14,280,374     13,680,831     12,517,599
  Cost of resale of software and
    equipment.............................    1,337,811     1,444,020      1,726,575      2,098,808
  Sales and marketing.....................    5,972,423     6,520,536      6,148,200      6,854,571
  Research and development................    1,853,963     2,277,450      2,715,790      2,730,452
  General and administrative..............    3,362,785     3,419,835      3,651,843      4,010,154
  Amortization of intangibles.............    1,139,829     1,139,829      1,178,580      1,157,269
  Warrant and stock compensation
    expense...............................    1,064,763       858,721        569,478        269,476
                                            -----------   -----------    -----------    -----------
    Total costs and expenses..............   27,916,244    30,027,777     29,850,461     30,684,633
                                            -----------   -----------    -----------    -----------
Operating income (loss)...................   (2,438,057)   (1,949,689)       711,320        785,745
Other income (expense)....................     (449,811)     (659,892)      (193,379)       862,157
                                            -----------   -----------    -----------    -----------
Net income (loss).........................  $(2,887,868)  $(2,609,581)   $   517,941    $ 1,647,902
                                            ===========   ===========    ===========    ===========
Net income (loss) per common
  share--basic............................  $     (0.18)  $     (0.16)   $      0.02    $      0.04
                                            ===========   ===========    ===========    ===========
Net income (loss) per common
  share--diluted..........................  $     (0.18)  $     (0.16)   $      0.01    $      0.04
                                            ===========   ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors--Directors of the Company" included in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (the "2001 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from the sections entitled "Election of Directors--Compensation Committee Interlocks and Insider Participation", "Election of Directors--Compensation of Directors", "Executive Compensation", and "Executive Compensation--Employment Agreements" included in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference from the section entitled "Executive Compensation--Employment Agreements" and "--Certain Transactions" in the 2001 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS

    The consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements under
Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

(a)(2)FINANCIAL STATEMENT SCHEDULES

    All schedules to the consolidated financial statements are omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(a)(3)EXHIBITS

    The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission.

(a)(4)REPORTS ON FORM 8-K

    The Company did not file a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                                                       EXE TECHNOLOGIES, INC.

                                                       By:           /s/ MICHAEL A. BURSTEIN
                                                            -----------------------------------------
                                                                       Michael A. Burstein
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ LYLE A. BAACK
     -------------------------------------------       Chairman of the Board of       March 29, 2001
                    Lyle A. Baack                        Directors

                                                       Chief Executive Officer,
                 /s/ RAYMOND R. HOOD                     President and Director
     -------------------------------------------         (Principal Executive         March 29, 2001
                   Raymond R. Hood                       Officer)

                                                       Senior Vice President,
               /s/ MICHAEL A. BURSTEIN                   Finance, Chief Financial
     -------------------------------------------         Officer and Treasurer        March 29, 2001
                 Michael A. Burstein                     (Principal Financial and
                                                         Accounting Officer)

                 /s/ ADAM C. BELSKY
     -------------------------------------------       Director                       March 29, 2001
                   Adam C. Belsky

                 /s/ KLAUS P. BESIER
     -------------------------------------------       Director                       March 29, 2001
                   Klaus P. Besier

                /s/ GREGORY A. BRADY
     -------------------------------------------       Director                       March 29, 2001
                  Gregory A. Brady

                /s/ J. MICHAEL CLINE
     -------------------------------------------       Director                       March 29, 2001
                  J. Michael Cline

                /s/ STEVEN A. DENNING
     -------------------------------------------       Director                       March 29, 2001
                  Steven A. Denning

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ MICHAEL J. DURHAM
     -------------------------------------------       Director                       March 29, 2001
                  Michael J. Durham

                   /s/ JAY C. HOAG
     -------------------------------------------       Director                       March 29, 2001
                     Jay C. Hoag

                /s/ JEFFREY R. RODEK
     -------------------------------------------       Director                       March 29, 2001
                  Jeffrey R. Rodek

                               INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      3.1(2)            Second Amended and Restated Certificate of Incorporation of
                        the Company.
      3.2(2)            Amended and Restated By-laws of the Company.
      9.1(1)            Voting Trust Agreement, dated December 9, 1999, by and
                        between Marianne T. Shada Hood and Raymond Hood.
     10.1(1)(+)         Amended and Restated EXE Technologies, Inc. 1997 Incentive
                        and Non-Qualified Stock Option Plan.
     10.2(1)(+)         EXE Technologies, Inc. Amended and Restated Stock Option
                        Plan for Non-Employee Directors.
     10.3a(1)(+)        Employment Agreement, dated November 18, 1996, by and
                        between Neptune Systems, Inc. and David E. Alcala, as
                        amended as of September 11, 1997.
     10.3b(1)(+)        Acknowledgement, dated January 5, 2000, by and between the
                        Company and David E. Alcala.
     10.4(+)            Amended and Restated Employment Agreement, dated as of
                        October 18, 2000, by and between the Company and Mark R.
                        Weaser.
     10.5(1)(+)         Employment Agreement, dated as of July 13, 1998, by and
                        between the Company and Christopher F. Wright.
     10.6(1)(+)         Employment Agreement, dated July 1, 2000, by and between the
                        Company and Raymond R. Hood.
     10.7+              Promissory Note, issued by Raymond R. Hood in favor of the
                        Company, dated November 16, 2000.
     10.8+              Pledge Agreement, dated November 16, 2000, by and between
                        the Company and Raymond R. Hood.
     10.9+              Employment Agreement, dated July 2, 1999, by and between the
                        Company and Richard J. Sherman.
     10.10+             Employment Letter, dated December 4, 1999, by and between
                        the Company and Frederick S. Gattelaro.
     10.11+             Employment Agreement, dated as of August 9, 1999, by and
                        between the Company and Michael A. Burstein.
     10.12+             Promissory Note, issued by Michael A. Burstein in favor of the Company, dated October 27, 2000.
     10.13+             Pledge Agreement, dated October 27, 2000, by and between the
                        Company and Michael A. Burstein.
     10.14a(1)          Office Lease, dated May 18, 1999, by and between the Company and BLI-8787, Ltd, as amended by letter agreement dated
                        February 22, 2000.
     10.14b(1)          Sublease Agreement and Consent to Sublease, dated
                        November 11, 1999, by and between the Company and Fritz
                        Companies, Inc.
     10.15a(1)          Office Lease, dated April 3, 1995, by and between Neptune
                        Systems, Inc. and Baldwin Towers Associates, L.P., as
                        amended on July 6, 1995, June 17, 1996, June 26, 1996,
                        October 29, 1996, November 27, 1996, March 25, 1997,
                        March 23, 1998 and November 8, 1999.
     10.15b             Amendment to Office Lease, dated May 17, 2000, by and
                        between the Company and Baldwin Office Associates, L.P.
     10.16(1)           Letter Agreement, dated October 7, 1999, by and between the
                        Company and LAB Holdings, Inc.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
     10.17(1)           Second Amended and Restated Registration Rights Agreement,
                        dated as of September 29, 1999, by and among the Company,
                        General Atlantic Partners 57, L.P., General Atlantic
                        Partners 41, L.P., GAP Coinvestment Partners, L.P., GAP
                        Coinvestment Partners II, L.P., MSD 1998 GRAT #6, Triple
                        Marlin Investments, LLC, Rothko Investments, LLC, MSD
                        Portfolio L.P.--Investments, TCV III (Q), L.P., TCV III
                        Strategic Partners, L.P., TCV III, L.P., TCV III (GP) and
                        the stockholders named therein.
     10.18              Form of Indemnification Agreement, by and between the
                        Company and certain directors of the Company.
     10.19              Form of Indemnification Agreement, by and between the
                        Company and certain executive officers of the Company.
     21.1               Schedule of Subsidiaries of the Company.
     23.1               Consent of Ernst & Young LLP, independent auditors of the
                        Company.

------------------------

(1) Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 333-35106).

(2) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(+)   Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.