Form 10-Q
period 2001-03-31
EXE TECHNOLOGIES INC
filed 2001-05-15
CIK 1047262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

                             8787 STEMMONS FREEWAY
                              DALLAS, TEXAS 75247
          (Address including zip code of principal executive offices)

                                 (214) 775-6000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.

    Common stock, $0.01 par value, 45,347,893 shares outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                PART I. FINANCIAL INFORMATION

Item 1.                 Financial Statements........................................         3

                        Consolidated Balance Sheets.................................         3

                        Consolidated Statements of Operations.......................         4

                        Consolidated Statements of Cash Flows.......................         5

                        Notes to Consolidated Financial Statement...................         6

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        10

Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        14

                                  PART II. OTHER INFORMATION

Item 2.                 Changes in Securities and Use of Proceeds...................        15

Item 6.                 Exhibits and Reports on Form 8-K............................        16

Signatures..........................................................................        17

Index to Exhibits and Exhibits......................................................        18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF          AS OF
                                                              DECEMBER 31,    MARCH 31,
                                                                  2000           2001
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 39,820,056   $ 35,004,538
  Marketable securities.....................................     9,147,506      5,012,950
  Accounts receivable, net of allowance for doubtful
    accounts and adjustments of approximately $5,168,000 and
    $4,287,000 at December 31, 2000 and March 31, 2001,
    respectively............................................    33,029,674     33,507,720
  Other receivables and advances............................       614,781      1,203,841
  Prepaid and other current assets..........................     3,180,221      3,797,842
                                                              ------------   ------------
    Total current assets....................................    85,792,238     78,526,891
Marketable securities, long-term............................    10,235,457     13,688,897
Property and equipment, net.................................     8,233,891      7,921,777
Other assets................................................     2,175,655      2,503,979
Intangible assets...........................................    10,142,402     39,237,809
                                                              ------------   ------------
    Total assets............................................  $116,579,643   $141,879,353
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  6,065,703   $  6,392,290
  Accrued expenses..........................................     9,931,202      8,599,517
  Accrued payroll and benefits..............................     2,812,071      3,028,483
  Deferred revenue..........................................    10,431,348      9,916,454
  Current portion of long-term debt and capital lease
    obligations.............................................       192,883        326,147
                                                              ------------   ------------
    Total current liabilities...............................    29,433,207     28,262,891
  Long-term debt and capital lease obligations, net of
    current portion.........................................       102,477         82,257
  Commitments and contingencies
  Minority interest.........................................            --        107,324
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value: shares
    authorized--20,000,000; none issued or outstanding......            --             --
  Common stock, voting, $.01 par value: shares
    authorized--150,000,000; shares issued--44,487,495 and
    46,336,376 at December 31, 2000 and March 31, 2001,
    respectively............................................       444,875        463,364
  Additional paid-in capital................................   149,691,336    179,234,943
  Note receivable from stockholder..........................            --       (211,750)
  Treasury stock, at cost, 999,483 shares of common stock at
    December 31, 2000 and March 31, 2001....................    (3,431,464)    (3,431,464)
  Accumulated deficit.......................................   (55,677,267)   (57,464,696)
  Deferred compensation.....................................    (3,688,059)    (5,157,737)
  Other comprehensive loss..................................      (295,462)        (5,779)
                                                              ------------   ------------
    Total stockholders' equity..............................    87,043,959    113,426,881
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $116,579,643   $141,879,353
                                                              ============   ============

                            See accompanying notes.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
REVENUE:
  Software license..........................................  $ 7,895,475   $ 9,985,182
  Services and maintenance..................................   16,034,310    17,672,076
  Resale of software and equipment..........................    1,548,402     1,699,973
                                                              -----------   -----------
      Total revenue.........................................   25,478,187    29,357,231
COSTS AND EXPENSES:
  Cost of software licenses.................................       78,955        46,301
  Cost of services and maintenance..........................   13,105,715    11,635,926
  Cost of resale of software and equipment..................    1,337,811     1,326,112
  Sales and marketing.......................................    5,972,423     7,312,229
  Research and development..................................    1,853,963     3,847,686
  General and administrative................................    3,362,785     4,418,367
  Amortization of intangibles...............................    1,139,829     1,886,913
  Warrant and stock compensation expense allocated to:
    Cost of services and maintenance........................      303,331       148,222
    Sales and marketing.....................................      501,260       191,436
    Research and development................................        2,286        35,589
    General and administrative..............................      257,886       185,886
  Restructuring costs.......................................           --       430,080
                                                              -----------   -----------
    Total costs and expenses................................   27,916,244    31,464,747
                                                              -----------   -----------
  Operating loss............................................   (2,438,057)   (2,107,516)
                                                              -----------   -----------
  OTHER INCOME (EXPENSE):
  Interest income...........................................      105,319       831,099
  Interest expense..........................................     (411,808)       (7,704)
  Other.....................................................     (143,322)     (404,415)
                                                              -----------   -----------
  Total other income (expense)..............................     (449,811)      418,980
                                                              -----------   -----------
  Loss before minority interest and taxes...................   (2,887,868)   (1,688,536)
  Minority interest in subsidiary income....................           --       (98,893)
                                                              -----------   -----------
  Loss before taxes.........................................   (2,887,868)   (1,787,429)
  Income tax................................................           --            --
                                                              -----------   -----------
  Net loss..................................................  $(2,887,868)  $(1,787,429)
                                                              ===========   ===========
  Net loss per common share--basic and diluted..............  $     (0.18)  $     (0.04)
                                                              ===========   ===========
  Weighted average number of common shares
    outstanding--basic and diluted..........................   16,255,588    44,740,349
                                                              ===========   ===========

                            See accompanying notes.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
CASH FLOW FROM OPERTATING ACTIVITIES:
Net loss....................................................  $(2,887,868)  $(1,787,429)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    2,148,945     2,902,140
    Provision for losses on receivables.....................    2,226,818       992,186
    Amortization of deferred compensation...................      644,100       386,783
    Issuance of warrants for services.......................      420,663       174,350
    Minority interest.......................................           --       107,324
    Changes in operating assets and liabilities, net of the
      acquired balances:
      Accounts receivable...................................   (2,940,648)   (1,108,451)
      Other receivables and advances........................      573,992      (589,060)
      Prepaids and other assets.............................     (545,857)     (554,304)
      Other long-term assets................................     (186,351)     (299,720)
      Accounts payable......................................    1,569,054      (476,024)
      Accrued payroll and benefits..........................     (508,250)     (215,962)
      Deferred revenue......................................     (245,970)   (1,469,152)
      Income tax payable....................................        5,697       (23,411)
      Accrued expenses......................................      529,409    (1,419,633)
      Other.................................................     (103,733)      221,119
                                                              -----------   -----------
        Net cash provided by (used in) operating
        activities..........................................      700,001    (3,159,244)

CASH FLOW FROM INVESTING ACTIVITES:
Purchases of property and equipment.........................     (366,450)     (418,405)
Proceeds from sale of marketable securities.................           --    11,931,116
Purchase of marketable securities...........................           --   (11,250,000)
Cash paid for AllPoints acquisition.........................           --    (1,618,109)
                                                              -----------   -----------
        Net cash provided by (used in) investing
        activities..........................................     (366,450)   (1,355,398)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock for options and warrants...........      135,666       530,906
Payments on long-term debt..................................      (62,267)      (81,782)
Proceeds from revolving line of credit......................    1,323,270            --
Purchase of treasury stock..................................       (1,302)           --
Retirement of AllPoints line of credit......................           --      (750,000)
                                                              -----------   -----------
        Net cash provided by (used in) financing
        activities..........................................    1,395,367      (300,876)
                                                              -----------   -----------

Net increase (decrease) in cash and cash equivalents........    1,728,918    (4,815,518)
Cash and cash equivalents at beginning of year..............    8,932,073    39,820,056
                                                              -----------   -----------
Cash and cash equivalents at end of year....................  $10,660,991   $35,004,538
                                                              ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest......................................  $   342,212   $    14,153
                                                              ===========   ===========
Cash paid for income taxes..................................  $        --   $     5,190
                                                              ===========   ===========

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

2. ACQUISITION OF ALLPOINTS SYSTEMS, INC.

    On January 25, 2001, the Company completed the acquisition of AllPoints Systems, Inc. (Allpoints). The transaction was completed in a stock-for-stock merger in which EXE issued 1,590,357 shares of EXE common stock and assumed options for an additional 409,606 shares of EXE common stock in exchange for all of the outstanding securities of AllPoints. The transaction was accounted for as a purchase. The purchase price was approximately $30.2 million, which includes approximately $2.4 million of net liabilities assumed and transaction costs of approximately $1.6 million. The purchase price allocation includes approximately $4.3 million of identifiable intangible assets and approximately $26.7 million of goodwill. The goodwill is being amortized over 6 years. The Company recorded deferred compensation related to AllPoints options assumed by EXE of approximately $1.9 million. In addition, the Company paid off and terminated AllPoints' $750,000 line of credit.

    The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2000 and 2001 assuming AllPoints had been acquired at the beginning of the periods presented:

                                                             PRO FORMA
                                                            (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------   -----------
Revenue............................................  $27,437,833   $29,545,603
Net loss...........................................   (4,110,191)   (2,567,886)
                                                     -----------   -----------
Net loss per common share - basic and diluted......  $     (0.23)  $     (0.06)
                                                     ===========   ===========

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITION OF ALLPOINTS SYSTEMS, INC. (CONTINUED)

    The Company recorded deferred compensation expense for differences between the exercise price and the deemed fair market value of the Company's common stock on the grant date for certain options granted. Deferred compensation of approximately $4.6 million was incurred during 2000 and $1.9 million was incurred during the three months ended March 31, 2001. The deferred compensation recorded in 2001 relates to the Company's acquisition of AllPoints. The deferred compensation is amortized ratably over the vesting period of the individual options, generally three to four years. Compensation expense relating to stock options recognized for the three months ended March 31, 2000 and 2001 was approximately $.6 million and $.4 million, respectively.

3. EARNINGS PER SHARE

    The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period.

    Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of preferred stock, warrants and stock options (using the treasury stock method), if dilutive. Diluted loss per common share is the same as basic loss per common share for all periods presented because all potentially dilutive securities were anti-dilutive. The following table sets forth anti-dilutive securities which have been excluded from diluted earnings per share for the periods presented:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           2000        2001
                                                        ----------   ---------
Common stock options..................................   4,999,558   9,054,659
Warrants..............................................   1,085,000          --
Preferred stock.......................................  17,687,562          --
                                                        ----------   ---------
Total anti-dilutive securities excluded...............  23,772,120   9,054,659
                                                        ==========   =========

4. COMPREHENSIVE LOSS

    Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------   -----------
Net loss...........................................  $(2,887,868)  $(1,787,429)
Foreign currency translation gains (losses)........      (69,607)      174,441
Unrealized gain (loss) on securities available for
  sale.............................................           --       115,242
                                                     -----------   -----------
Total comprehensive loss...........................  $(2,957,475)  $(1,497,746)
                                                     ===========   ===========

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (FASB 133). The adoption of FASB 133 had no material impact on the Company's financial position or operating results for the quarterly period ended March 31, 2001.

    As of March 31, 2001, the Company had outstanding forward currency exchange contracts of $3.0 million to sell yen which hedge net balance sheet exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts is recognized as a component of other income (expense). At March 31, 2001, the current market settlement values of the forward contracts were not significant. There were no forward contracts outstanding at December 31, 2000.

6. SEGMENTS

    The Company is engaged in the design, development, marketing and support of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. The Company's geographic information as of and for the three months ended March 31, 2000 and 2001 is as follows:

                                                    EUROPE
                                      UNITED        AND THE        ASIA
                                      STATES      MIDDLE EAST    PACIFIC     ELIMINATIONS      TOTAL
                                   ------------   -----------   ----------   ------------   ------------
Three months ended
March 31, 2000
  Revenue........................  $ 14,475,763   $ 6,093,025   $4,909,399   $        --    $ 25,478,187
  Amortization of intangibles....     1,139,829            --           --            --       1,139,829
  Warrant and stock compensation
    expense......................     1,064,763            --           --            --       1,064,763
  Operating income (loss)........    (2,279,227)       (4,518)    (154,312)           --      (2,438,057)

As of March 31, 2000
  Property and equipment, net....     7,277,294       948,992    1,161,627            --       9,387,913
  Total assets...................    58,596,547    10,481,204    2,619,598    (3,174,456)     68,522,893

Three months ended
March 31, 2001
  Revenue........................    16,237,168     4,810,093    8,309,970            --      29,357,231
  Amortization of intangibles....     1,869,034        13,827        4,052            --       1,886,913
  Warrant and stock compensation
    expense......................       324,993       102,460      133,680            --         561,133
  Restructuring costs............       430,080            --           --            --         430,080
  Operating income (loss)........    (2,329,823)     (905,597)   1,127,904            --      (2,107,516)

As of March 31, 2001
  Property and equipment, net....     5,889,008     1,417,145      615,624            --       7,921,777
  Total assets...................  $134,777,144   $ 4,179,079   $6,031,164   $(3,108,034)   $141,879,353

                    EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. RESTRUCTURING

   In August 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiency. The Company recorded a pretax charge of $1,952,256 for its restructuring plan. The Company recorded liabilities associated with the restructuring in the amounts of approximately $709,000 for severance and other employee related costs for the termination of 97 services, sales, development and administrative employees, $803,000 for the abandonment of certain leased office space less estimated sublease rentals at the Company's North American and Australian facilities, $179,000 for the abandonment of leased equipment and $261,000 for the disposal of other fixed assets. The Company recorded approximately $1,325,000, $400,000 and $114,000 of cash charges against the original restructuring reserve during 1999, 2000 and 2001, respectively. The remaining liability at March 31, 2001 is approximately $147,000 and is expected to be paid out through the end of 2003.

    In January 2001, the Company implemented a restructuring plan to reduce costs and improve operating efficiency. The Company recorded a pretax charge of approximately $430,000 for costs associated with severance and other employee related costs for the termination of 18 services, sales and marketing, development and administrative employees. The Company recorded approximately $226,000 of cash charges against the reserve during 2001. The remaining liability at March 31, 2001 is approximately $204,000 and is expected to be paid out through the end of 2001.

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

    We recognize license revenue under Statement of Position, or SOP, No. 97-2. Under SOP No. 97-2, software license revenue is recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, vendor-specific objective evidence of fair value exists to allow the allocation of the total fee to elements of the arrangement and collection of the license fee is considered probable by management. Product related maintenance and support revenue is recognized ratably over the term of the contract, which is typically one year, and revenue from product related consulting and training is recognized as such services are performed.

    On January 25, 2001 we completed the acquisition of AllPoints Systems, Inc. (AllPoints) of Norwood, Massachusetts. The transaction was completed in a stock-for-stock merger in which we issued 1,590,357 shares of our common stock and assumed options for an additional 409,606 shares of our common stock in exchange for all of the outstanding securities of AllPoints. The acquisition is intended to strengthen our global leadership by deepening our vertical market presence and expanding our software and service offerings. The transaction was accounted for as a purchase.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  2000

REVENUE

    TOTAL REVENUE. Total revenue increased by $3.9 million, or 15.2%, to $29.4 million for the three months ended March 31, 2001, from $25.5 million for the three months ended March 31, 2000. International revenue accounted for 44.7% of total revenue during the three months ended March 31, 2001 and 43.2% of total revenue during the three months ended March 31, 2000. No single customer accounted for more than 10.0% of total revenue during the three months ended March 31, 2001 or 2000.

    SOFTWARE LICENSE. Software license revenue increased $2.1 million, or 26.5%, to $10.0 million for the three months ended March 31, 2001, from $7.9 million for the three months ended March 31, 2000. This increase was due to continued growth in the sales of our EXceed Fulfill and predecessor products. Sales of our EXceed Fulfill and predecessor products increased by $2.3 million for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. This increase was offset by a $0.2 million decline in sales from our EXceed 2000 warehouse management system product. Software license revenue as a percentage of total revenue was 34.0% for the three months ended March 31, 2001 versus 31.0% for the three months ended March 31, 2000. Our EXceed Fulfill and predecessor products accounted for 94.2% of total software license revenue during the three months ended March 31, 2001 and 89.7% of total software license revenue during the three months ended March 31, 2000.

    SERVICES AND MAINTENANCE.  Services and maintenance revenue increased
$1.7 million, or 10.2%, to $17.7 million for the three months ended March 31, 2001 from $16.0 million for the three months ended March 31, 2000. Services and maintenance revenue from our EXceed Fulfill and predecessor products increased $2.9 million, while services and maintenance revenue from our EXceed 2000 warehouse management system and mainframe products decreased $1.2 million for the three months ended March 31, 2001. Services and maintenance revenue as a percentage of total revenue was 60.2% for the three months ended March 31, 2001 versus 62.9% for the three months ended March 31, 2000. The decline was due to the increasing portion of our revenue derived from our EXceed Fulfill products, which are more easily deployable and require less personnel to install than our EXceed 2000 warehouse management system and mainframe products. Our EXceed Fulfill and predecessor products accounted for 60.8% of total services and maintenance revenue for the three months ended March 31, 2001 versus 48.9% of total services and maintenance revenue for the three months ended March 31, 2000.

    RESALE SOFTWARE AND EQUIPMENT. Resale software and equipment revenue increased $0.2 million, or 9.8%, to $1.7 million for the three months ended March 31, 2001, from $1.5 million for the three months ended March 31, 2000. The increase was due to higher software license sales for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, which generated greater resale software and equipment revenue opportunities. Resale software and equipment as a percentage of total revenue was 5.8% for the three months ended March 31, 2001 versus 6.1% for the three months ended March 31, 2000. The decline reflects the continued shift in demand to our EXceed Fulfill products, which have a lower opportunity for resale of software and equipment than the EXceed 2000 warehouse management system and mainframe products.

COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses represented 0.5% of software license revenue for the three months ended March 31, 2001 and 1.0% for the three months ended March 31, 2000.

    COST OF SERVICES AND MAINTENANCE. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. Cost of services and maintenance decreased $1.5 million, or 11.2%, to $11.6 million for the three months ended March 31, 2001, from $13.1 million for the three months ended
March 31, 2000. The decrease was related primarily to a reduction in the number of fulltime and contract services and maintenance employees. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 65.8% for the three months ended March 31, 2001, from 81.7% for the three months ended March 31, 2000. The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee) as we continued the transition from our EXceed 2000 warehouse management system and mainframe products to our EXceed Fulfill products.

    COST OF RESALE SOFTWARE AND EQUIPMENT. Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment was $1.3 million for the three months ended March 31, 2001 and 2000. As a percentage of resale software and equipment revenue, cost of resale software and equipment decreased to 78.0% for the three months ended March 31, 2001, from 86.4% for the three months ended March 31, 2000.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses increased $1.3 million, or 22.4%, to $7.3 million for the three months ended March 31, 2001, from $6.0 million for the three months ended March 31, 2000. The increase was due primarily to an increase in the number of sales and marketing personnel, as well as higher sales commissions resulting from increased software license sales. As a percentage of total revenue, sales and marketing expenses increased to 24.9% for the three months ended March 31, 2001, from 23.4% for the three months ended March 31, 2000. The increase in sales and marketing costs as a percentage of total revenue was a result of lower than anticipated revenue growth for the three months ended March 31, 2001 due to the current economic environment.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses increased $1.9 million, or 107.5%, to $3.8 million for the three months ended March 31, 2001, from $1.9 million for the three months ended March 31, 2000. The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired externally to enhance our EXceed Collaborate Suite. As a percentage of total revenue, research and development expenses increased to 13.1% for the three months ended March 31, 2001, from 7.3% for the three months ended March 31, 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs increased $1.0 million, or 31.4%, to $4.4 million for the three months ended March 31, 2001, from $3.4 million for the three months ended March 31, 2000. The increase in general and administrative expenses was due to higher personnel-related expenses associated with the acquisition of AllPoints, opening new offices in Benelux, France, and Germany, and upgrading our human resources, information systems, and investor relations headquarters functions. As a percentage of total revenue, general and administrative expenses increased to 15.1% for the three months ended March 31, 2001, from 13.2% for the three months ended March 31, 2000.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles relates primarily to intangibles acquired in connection with the 1997 acquisition of Dallas Systems and the 2001 acquisition of AllPoints. Amortization of intangibles increased $0.8 million to $1.9 million for the three months ended March 31, 2001, from $1.1 million for the three months ended March 31, 2000. The increase in amortization was due to intangibles acquired in connection with the acquisition of AllPoints.

    NON-CASH WARRANT AND STOCK COMPENSATION. Non-cash warrant and stock compensation expense decreased $0.5 million to $0.6 million for the three months ended March 31, 2001, from $1.1 million for the three months ended March 31, 2000. Warrant expense associated with a sales and marketing agreement with an independent third party decreased $0.2 million for the three months ended
March 31, 2001 versus the three months ended March 31, 2000. Additionally, stock compensation expense decreased $0.3 million for the three months ended
March 31, 2001 versus 2000 due to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.

    RESTRUCTURING COSTS. During the three months ended March 31, 2001 we implemented a restructuring plan to reduce costs and improve operating efficiency. In connection with this plan, we recorded a charge of $0.4 million for severance and other employee related costs for the termination of 18 services, sales and marketing, development, and administrative employees.

    OTHER INCOME (EXPENSE). Other income (expense) consists of gains and losses from currency fluctuations, interest expense and loan cost amortization on outstanding debt, and interest income on investments. Other income (expense) increased $0.8 million to $0.4 million for the for the three months ended
March 31, 2001, from ($0.4) million for the three months ended March 31, 2000. The increase was due to an increase in interest income of $0.7 million and a decrease in interest expense of $0.4 million, partially offset by an increase in foreign exchange losses of $0.3 million.

    INCOME TAX. No income tax benefit was recognized for operating losses recorded for the three months ended March 31, 2001 and 2000 due to the uncertainty of the timing and amount of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of March 31, 2001 we had $35.0 million in cash and cash equivalents, $5.0 million in short-term marketable securities, $13.7 million in long-term marketable securities and $50.3 million in working capital.

    Net cash used in operating activities was $3.2 million for the three months ended March 31, 2001. Cash used in operating activities resulted primarily from net income before non-cash charges for depreciation, amortization, provision for losses on receivables, and warrant and stock compensation expense, offset by increases in receivables and prepaid assets, as well as decreases in accounts payable, deferred revenue and accrued expenses. Net cash provided by operating activities was $0.7 million for the comparable three months ended March 31, 2000.

    Net cash used in investing activities was $1.4 million for the three months ended March 31, 2001. We incurred approximately $1.6 million in expenses associated with the AllPoints acquisition, purchased property and equipment of $0.4 million, and generated $0.7 million of cash from net sales of marketable securities. Net cash used in investing activities was $0.4 million for the comparable three months ended March 31, 2000.

    Net cash used in financing activities was $0.3 million for the three months ended March 31, 2001. We paid off and terminated AllPoints' $0.8 million line of credit and generated cash of $0.5 million from the issuance of common stock. Net cash provided by financing activities was $1.4 million for the comparable three months ended March 31, 2000, and arose primarily from the proceeds of a revolving line of credit.

    We believe that our existing working capital will be sufficient to fund our operations for at least the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain this additional financing, or that, if we can, the terms will be acceptable to us.

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this filing and our Annual Report on Form 10-K may contain forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions, including, among others, statements relating to the sufficiency of working capital, should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results" in our Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

    Pending their application, we have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2001 we had $31.4 million of securities which mature in 90 days or less, $5.0 million of securities which mature between 90 days and one year, and $13.7 million of securities which mature between one and two years. We do not believe that we have any material exposure to interest rate risk.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended March 31, 2001, we sold the securities set forth below which were not registered under the Securities Act of 1933:

    1. The Company issued an aggregate of 30,187 shares of common stock between January 1, 2001 and February 9, 2001 upon the exercise of stock options at exercise prices ranging from $0.75 per share to $5.00 per share.

    2. On January 2, 2001, the Company issued options to purchase 50,000 shares of common stock under its Amended and Restated 1997 Non-Employee Directors Plan at an exercise price of $12.00 per share.

    3. On January 25, 2001, the Company completed the acquisition of AllPoints. The transaction was completed in a stock-for-stock merger in which EXE issued 1,590,357 shares of EXE common stock and assumed options for an additional 409,606 shares of EXE common stock in exchange for all of the outstanding securities of AllPoints.

    4. On January 25, 2001, the Company issued options to purchase 1,218,000 shares of common stock under its Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan at an exercise price of $12.44 per share.

    5. On January 31, 2001, the Company issued options to purchase 408,750 shares of common stock under its Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan at an exercise price of $13.44 per share.

    6. On February 8, 2001, the Company issued 22,243 shares of common stock upon the exercise of a warrant previously granted to one of our service providers at an exercise price of $7.50 per share.

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

    Approximately $16.6 million of the offering proceeds were used to pay off and terminate the Company's revolving line of credit and term loan in August 2000. In January 2001, we completed the acquisition of AllPoints.
Approximately $2.4 million was spent on acquisition costs and debt retirement associated with this transaction. The remainder of the proceeds have been invested in investment grade corporate and government securities and money market funds. We intend to use the remaining proceeds for research and development activities; expenditures on sales and marketing, consulting services, and general and administrative personnel; systems costs; and working capital and general corporate purposes, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

2.1* Agreement and Plan of Merger, dated as of January 18, 2001, by and among the Company, Almond Acquisition Corp. and AllPoints Systems, Inc.

10.1 Summary of Terms for Ken Powell, dated as of March 20, 2001, between the Company and Ken Powell.

10.2 Registration Rights Agreement, dated as of January 25, 2001, by and among the Company and the individuals and entities named on the signature pages thereto.

------------------------

* Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 9, 2001.

(B) REPORTS ON FORM 8-K

    During the quarter ended March 31, 2001, the Company filed the following Current Report on Form 8-K:

    The Company filed a Current Report on Form 8-K (Item 2) on February 9, 2001, announcing the completion of the acquisition of AllPoints Systems, Inc.

    Subsequent to the quarter ended March 31, 2001, the Company filed the following Current Report on Form 8-K:

    The Company filed a Current Report on Form 8-K/A (Item 2) on April 10, 2001, announcing the completion of the acquisition of AllPoints Systems, Inc., including required financial statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       EXE TECHNOLOGIES, INC.

                                                       By:             /s/ RAYMOND R. HOOD
                                                            -----------------------------------------
                                                                         Raymond R. Hood
Date: May 15, 2001                                                   CHIEF EXECUTIVE OFFICER

                                                       By:           /s/ MICHAEL A. BURSTEIN
                                                            -----------------------------------------
                                                                       Michael A. Burstein
                                                              SENIOR VICE PRESIDENT, FINANCE, CHIEF
Date: May 15, 2001                                               FINANCIAL OFFICER AND TREASURER

                               INDEX TO EXHIBITS

 2.1* Agreement and Plan of Merger, dated as of January 18, 2001, by and among the Company, Almond Acquisition Corp. and AllPoints Systems, Inc.

10.1 Summary of Terms for Ken Powell, dated as of March 20, 2001, between the Company and Ken Powell.

10.2 Registration Rights Agreement, dated as of January 25, 2001, by and among the Company and the individuals and entities named on the signature pages thereto.

------------------------

* Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 9, 2001.