Form 10-Q
period 2001-06-30
EXE TECHNOLOGIES INC
filed 2001-08-13
CIK 1047262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number       000-30389

EXE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	751719817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8787 Stemmons Freeway
Dallas, Texas 75247
(Address including zip code of principal executive offices)
(214) 775-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2001.

Common stock, $0.01 par value, 45,581,505 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2000	As of June 30, 2001

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,820,056	$33,159,636
Marketable securities	9,147,506	4,007,030
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $5,168,000 and $4,096,000 at December 31, 2000 and June 30, 2001, respectively	33,029,674	32,473,152
Other receivables and advances	614,781	755,977
Prepaid and other current assets	3,180,221	3,532,572

Total current assets	85,792,238	73,928,367
Marketable securities, long-term	10,235,457	13,703,817
Property and equipment, net	8,233,891	8,013,923
Other assets	2,175,655	2,811,857
Intangible assets, net	10,142,402	36,934,283

Total assets	$116,579,643	$135,392,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,065,703	$6,110,815
Accrued expenses	9,931,202	13,081,341
Accrued payroll and benefits	2,812,071	2,699,664
Deferred revenue	10,431,348	10,496,504
Current portion of long-term debt and capital lease obligations	192,883	315,771

Total current liabilities	29,433,207	32,704,095
Long-term debt and capital lease obligations, net of current portion	102,477	52,343
Long-term accrued expenses, net of current portion	-	5,096,809
Minority interest	-	109,102
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none issued or outstanding	-	-
Common stock, voting, $.01 par value: shares authorized - 150,000,000; shares issued - 44,487,495 and 46,559,646 at December 31, 2000 and June 30, 2001, respectively	444,875	465,596
Additional paid-in capital	149,691,336	180,360,869
Note receivable from stockholder	-	(211,750)
Treasury stock, at cost, 999,483 shares of common stock at December 31, 2000 and June 30, 2001	(3,431,464)	(3,431,464)
Accumulated deficit	(55,677,267)	(74,409,151)
Deferred compensation	(3,688,059)	(5,335,548)
Other comprehensive loss	(295,462)	(8,654)

Total stockholders’ equity	87,043,959	97,429,898

Total liabilities and stockholders’ equity	$116,579,643	$135,392,247

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001
Revenue:
Software license	$8,701,167	$6,147,436	$16,596,642	$16,132,618
Services and maintenance	17,631,991	16,757,063	33,666,301	34,429,139
Resale of software and equipment	1,744,930	2,412,377	3,293,332	4,112,350

Total revenue	28,078,088	25,316,876	53,556,275	54,674,107
Costs and expenses:
Cost of software licenses	87,012	84,158	165,967	130,459
Cost of services and maintenance	14,280,374	10,980,577	27,386,089	22,616,503
Cost of resale of software and equipment	1,444,020	1,989,929	2,781,831	3,316,041
Sales and marketing	6,520,536	7,928,987	12,492,959	15,241,216
Research and development	2,277,450	3,989,260	4,131,413	7,836,946
General and administrative	3,419,835	5,621,392	6,782,620	10,039,759
Amortization of intangibles	1,139,829	2,316,591	2,279,658	4,203,504
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	195,616	128,397	498,947	276,619
Sales and marketing	475,732	49,500	976,992	240,936
Research and development	5,486	58,487	7,772	94,076
General and administrative	181,887	130,204	439,773	316,090
Employee severance and lease abandonment costs	-	9,500,000	-	9,930,080

Total costs and expenses	30,027,777	42,777,482	57,944,021	74,242,229

Operating loss	(1,949,689)	(17,460,606)	(4,387,746)	(19,568,122)

Other income (expense):
Interest income	117,846	664,146	223,165	1,495,245
Interest expense	(524,365)	(12,304)	(936,173)	(20,008)
Other	(253,373)	17,464	(396,695)	(386,951)

Total other income (expense)	(659,892)	669,306	(1,109,703)	1,088,286

Loss before minority interest and taxes	(2,609,581)	(16,791,300)	(5,497,449)	(18,479,836)
Minority interest in subsidiary income	-	(1,778)	-	(100,671)

Loss before taxes	(2,609,581)	(16,793,078)	(5,497,449)	(18,580,507)
Income tax provision	-	151,377	-	151,377

Net loss	$(2,609,581)	$(16,944,455)	$(5,497,449)	$(18,731,884)

Net loss per common share – basic and diluted	$(0.16)	$(0.37)	$(0.34)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	16,266,531	45,432,434	16,261,059	45,086,391

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2000	2001
Cash Flow from Opertating Activities:
Net loss	$(5,497,449)	$(18,731,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,335,388	6,178,452
Provision for losses on receivables	4,379,857	2,591,418
Amortization of deferred compensation	1,096,072	753,371
Issuance of warrants for services	827,412	174,350
Minority interest	-	109,102
Changes in operating assets and liabilities, net of the acquired balances:
Accounts receivable	(6,401,215)	(1,673,115)
Other receivables and advances	502,312	(141,196)
Prepaids and other assets	(1,452,898)	(289,304)
Other long-term assets	(123,831)	(607,598)
Accounts payable	2,287,151	(757,499)
Accrued payroll and benefits	(219,484)	(544,781)
Deferred revenue	(1,967,928)	(889,102)
Income tax payable	124,087	(61,901)
Accrued expenses	694,500	8,197,481
Other	301,516	(132,185)

Net cash used in operating activities	(1,114,510)	(5,824,391)

Cash Flow from Investing Activites:
Purchases of property and equipment	(830,007)	(1,132,629)
Proceeds from sale of marketable securities	-	13,922,116
Purchase of marketable securities	-	(12,250,000)
Cash paid for AllPoints acquisition	-	(1,618,109)

Net cash used in investing activities	(830,007)	(1,078,622)

Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	206,191	1,114,665
Payments on long-term debt	(131,143)	(122,072)
Proceeds from revolving line of credit	2,913,656	-
Purchase of treasury stock	(222,552)	-
Retirement of AllPoints line of credit	-	(750,000)

Net cash provided by financing activities	2,766,152	242,593

Net increase (decrease) in cash and cash equivalents	821,635	(6,660,420)
Cash and cash equivalents at beginning of year	8,932,073	39,820,056

Cash and cash equivalents at end of period	$9,753,708	$33,159,636

Supplemental Cash Flow Information:
Cash paid for interest	$905,775	$25,112

Cash paid for income taxes	$1,968	$122,561

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Principles of Consolidation and Basis of Presentation

             EXE Technologies, Inc. (the Company or EXE) is a leading provider of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels.  The accompanying unaudited consolidated financial statements include the accounts of EXE Technologies, Inc. and our majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented.  Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.  These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000.

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

             The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six months ended June 30, 2000 and 2001 assuming AllPoints had been acquired at the beginning of the periods presented:

	Pro Forma (Unaudited)
	Six Months Ended June 30,

	2000	2001

Revenue	$57,776,291	$54,862,479
Net loss	(7,988,349)	(19,512,341)

Net loss per common share - basic and diluted	$(0.45)	$(0.43)

             The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented.  In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

3.  Deferred Compensation

             The Company recorded deferred compensation expense for differences between the exercise price and the deemed fair market value of the Company’s common stock on the grant date for certain options granted.  Deferred compensation of approximately $4.6 million was incurred during 2000 and $2.6 million was incurred during the six months ended June 30, 2001.  The deferred compensation is amortized ratably over the vesting period of the individual options, generally three to four years.  Compensation expense relating to stock options recognized for the three months ended June 30, 2000 and 2001 was approximately $0.5 million and $0.4 million, respectively.  Compensation expense relating to stock options recognized for the six months ended June 30, 2000 and 2001 was approximately $1.1 million and $0.8 million, respectively.

4.  Earnings Per Share

             The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period.

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

	As of June 30,

	2000	2001

Common stock options	5,313,212	9,081,625
Warrants	865,000	-
Preferred stock	17,687,562	-

Total anti-dilutive securities excluded	23,865,774	9,081,625

5.  Comprehensive Loss

             Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale.  The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net loss	$(2,609,581)	$(16,944,455)	$(5,497,449)	$(18,731,884)
Foreign currency translation gains (losses)	444,325	(2,490)	374,718	171,951
Unrealized gain (loss) on securities available for sale	-	(385)	-	114,857

Total comprehensive loss	$(2,165,256)	$(16,947,330)	$(5,122,731)	$(18,445,076)

6.  Derivative Financial Instruments

             Effective January 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (FASB 133).  The adoption of FASB 133 had no material impact on the Company's financial position or operating results for the three and six months ended June 30, 2001.

             As of June 30, 2001, the Company had outstanding forward currency exchange contracts of $3.0 million to sell Japanese yen and $3.5 million to sell British Pounds Sterling which hedge net balance sheet exposures.  Gains and losses arising from the changes in the fair value of forward currency exchange contracts is recognized as a component of other income (expense).  At June 30, 2001, the current market settlement values of the forward contracts were not significant.  There were no forward contracts outstanding at December 31, 2000.

7.  Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements.  Other intangible assets will continue to be amortized over their useful lives.

             The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $9.0 million or $0.20 per share in 2002 as a result of nonamortization of existing goodwill.  The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  The effect of these tests on the earnings and financial position of the Company have yet to be determined but may result in a significant charge to earnings in a future period.

8.  Segments

             The Company is engaged in the design, development, marketing and support of fulfillment, warehousing and distribution software for e-commerce and traditional sales channels.  All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company.  The Company’s geographic information as of and for the three and six months ended June 30, 2000 and 2001 is as follows:

	United States	Europe and the Middle East	Asia Pacific	Eliminations	Total

Three months ended June 30, 2000
Revenue	$17,062,292	$5,387,573	$5,628,223	$-	$28,078,088
Amortization of intangibles	1,139,829	-	-	-	1,139,829
Warrant and stock compensation expense	858,721	-	-	-	858,721
Operating income (loss)	(1,534,816)	(903,276)	488,403	-	(1,949,689)

Six months ended June 30, 2000
Revenue	31,538,055	11,480,598	10,537,622	-	53,556,275
Amortization of intangibles	2,279,658	-	-	-	2,279,658
Warrant and stock compensation expense	1,923,484	-	-	-	1,923,484
Operating income (loss)	(3,814,043)	(907,794)	334,091	-	(4,387,746)

As of June 30, 2000
Property and equipment, net	6,882,826	856,444	1,019,429	-	8,758,699
Total assets	59,627,292	9,259,622	2,615,368	(3,346,752)	68,155,530

	United States	Europe and the Middle East	Asia Pacific	Eliminations	Total

Three months ended June 30, 2001
Revenue	13,703,635	4,685,914	6,927,327	-	25,316,876
Amortization of intangibles	2,285,434	13,347	17,810	-	2,316,591
Warrant and stock compensation expense	212,318	66,938	87,332	-	366,588
Employee severance and loss on lease abandonment costs	8,178,706	730,108	591,186	-	9,500,000
Operating income (loss)	(15,381,757)	(1,839,304)	(239,545)	-	(17,460,606)

Six months ended June 30, 2001
Revenue	29,940,803	9,496,007	15,237,297	-	54,674,107
Amortization of intangibles	4,154,468	27,174	21,862	-	4,203,504
Warrant and stock compensation expense	537,311	169,398	221,012	-	927,721
Employee severance and loss on lease abandonment costs	8,608,786	730,108	591,186	-	9,930,080
Operating income (loss)	(17,711,580)	(2,744,901)	888,359	-	(19,568,122)

As of June 30, 2001
Property and equipment, net	5,658,480	1,518,139	837,304	-	8,013,923
Total assets	$129,450,245	$2,833,248	$6,216,788	$(3,108,034)	$135,392,247

9.  Employee Severance and Lease Abandonment

             During the six months ended June 30, 2001, the Company implemented and announced plans to reduce costs and improve operating efficiency.  During the three months ended March 31, 2001, the Company recorded a charge of approximately $430,000 for costs associated with severance and other employee related costs for the termination of 18 services, sales and marketing, development and administrative employees.  In response to the continued global slowdown in customer spending for large-scale IT projects, the Company launched additional cost reduction actions during the three months ended June 30, 2001.  These actions resulted in a charge of $9,500,000 that included approximately $1,956,000 for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7,440,000 for the abandonment of certain leased office space, less estimated sublease recoveries, at the Company's North American and United Kingdom facilities, and $104,000 for other costs associated with the downsizing of operations at the Company's Hong Kong office.

             The Company has recorded approximately $557,000 of cash charges against the reserves established for these 2001 cost reduction actions.  The remaining liability at June 30, 2001 is approximately $9,373,000 and is expected to be paid through 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

             We derive our revenue from the sale of software licenses; product related consulting, training, maintenance and support (collectively, “services and maintenance”); and the resale of software and equipment.

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

             On January 25, 2001 we completed the acquisition of AllPoints Systems, Inc. (AllPoints) of Norwood, Massachusetts.  The transaction was completed in a stock-for-stock merger in which we issued 1,590,357 shares of our common stock and assumed options for an additional 409,606 shares of our common stock in exchange for all of the outstanding securities of AllPoints.  The acquisition was intended to strengthen our global leadership by deepening our vertical market presence and expanding our software and service offerings.  The transaction was accounted for as a purchase.

             During the six months ended June 30, 2001, we implemented and announced plans to reduce costs and improve operating efficiency.  During the three months ended March 31, 2001, we recorded a charge of $0.4 million for costs associated with severance and other employee related costs for the termination of 18 services, sales and marketing, development and administrative employees.  Additionally, during the three months ended June 30, 2001, we recorded a charge of $9.5 million that included approximately $2.0 million for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Revenue

             Total Revenue.  Total revenue decreased by $2.8 million, or 9.8%, to $25.3 million for the three months ended June 30, 2001, from $28.1 million for the three months ended June 30, 2000.  International revenue accounted for 45.9% of total revenue during the three months ended June 30, 2001 and 39.2% of total revenue during the three months ended June 30, 2000.  No single customer accounted for more than 10.0% of total revenue during the three months ended June 30, 2001 or 2000.

             Software License.  Software license revenue decreased $2.6 million, or 29.3%, to $6.1 million for the three months ended June 30, 2001, from $8.7 million for the three months ended June 30, 2000.  Software license revenue as a percentage of total revenue was 24.3% for the three months ended June 30, 2001 versus 31.0% for the three months ended June 30, 2000.  These decreases were the result of a global slowdown in customer spending for large-scale IT projects.  Sales of our EXceed Fulfill and predecessor products decreased by $1.5 million for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, while sales of our EXceed 2000 warehouse management system product decreased $1.1 million. Our EXceed Fulfill and predecessor products accounted for 96.9% of total software license revenue during the three months ended June 30, 2001 and 85.7% of total software license revenue during the three months ended June 30, 2000.

             Services and Maintenance.  Services and maintenance revenue decreased $0.8 million, or 5.0%, to $16.8 million for the three months ended June 30, 2001 from $17.6 million for the three months ended June 30, 2000.  Services and maintenance revenue from our EXceed 2000 warehouse management system and mainframe products decreased $0.4 million for the three months ended June 30, 2001, while product-related training revenue also decreased $0.4 million.  Services and maintenance revenue as a percentage of total revenue was 66.2% for the three months ended June 30, 2001 versus 62.8% for the three months ended June 30, 2000.  The increase in services and maintenance revenue as a percentage of total revenue was due to the decline in software license revenue attributed to the global slowdown in customer spending for large-scale IT projects.  Our EXceed Fulfill and predecessor products accounted for 57.8% of total services and maintenance revenue for the three months ended June 30, 2001 versus 55.4% of total services and maintenance revenue for the three months ended June 30, 2000.

             Resale Software and Equipment.  Resale software and equipment revenue increased $0.7 million, or 38.3%, to $2.4 million for the three months ended June 30, 2001, from $1.7 million for the three months ended June 30, 2000.  The increase was due to a large equipment sale to one of our customers.  Resale software and equipment as a percentage of total revenue was 9.5% for the three months ended June 30, 2001 versus 6.2% for the three months ended June 30, 2000.

Costs and Expenses

             Cost of Software Licenses.  Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers.  Cost of software licenses represented 1.4% of software license revenue for the three months ended June 30, 2001 and 1.0% for the three months ended June 30, 2000.

             Cost of Services and Maintenance.  Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation.  Cost of services and maintenance decreased $3.3 million, or 23.1%, to $11.0 million for the three months ended June 30, 2001, from $14.3 million for the three months ended June 30, 2000.  The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees.  As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 65.5% for the three months ended June 30, 2001, from 81.0% for the three months ended June 30, 2000.  The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee).

             Cost of Resale Software and Equipment.  Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers.  Cost of resale software and equipment increased $0.6 million, or 37.8%, to $2.0 million for the three months ended June 30, 2001, from $1.4 million for the three months ended June 30, 2000.  The increase was due to higher resale software and equipment sales for the three months ended June 30, 2001.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 82.5% for the three months ended June 30, 2001 and 82.8% for the three months ended June 30, 2000.

             Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows.  Sales and marketing expenses increased $1.4 million, or 21.6%, to $7.9 million for the three months ended June 30, 2001, from $6.5 million for the three months ended June 30, 2000.  The increase was due primarily to an increase in the number of sales and marketing personnel.  As a percentage of total revenue, sales and marketing expenses increased to 31.3% for the three months ended June 30, 2001, from 23.2% for the three months ended June 30, 2000.  The increase in sales and marketing costs as a percentage of total revenue was a result of lower than anticipated revenue growth for the three months ended June 30, 2001 due to the current economic environment.

             Research and Development.  Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities.  Research and development expenses increased $1.7 million, or 75.2%, to $4.0 million for the three months ended June 30, 2001, from $2.3 million for the three months ended June 30, 2000.  The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired externally to enhance our EXceed Collaborate Suite.  As a percentage of total revenue, research and development expenses increased to 15.8% for the three months ended June 30, 2001, from 8.1% for the three months ended June 30, 2000.

             General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services.  General and administrative costs increased $2.2 million, or 64.4%, to $5.6 million for the three months ended June 30, 2001, from $3.4 million for the three months ended June 30, 2000.  The increase in general and administrative expenses was due to higher personnel-related expenses associated with the acquisition of AllPoints, opening and staffing new offices in Benelux, France, and Germany, and upgrading our operations, human resources, information systems, and investor relations headquarters functions.  As a percentage of total revenue, general and administrative expenses increased to 22.2% for the three months ended June 30, 2001, from 12.2% for the three months ended June 30, 2000. This increase was primarily due to lower than anticipated revenue growth for the three months ended June 30, 2001, due to the current economic environment.

             Amortization of Intangibles.  Amortization of intangibles relates primarily to intangibles acquired in connection with the 1997 acquisition of Dallas Systems and the 2001 acquisition of AllPoints.  Amortization of intangibles increased $1.2 million to $2.3 million for the three months ended June 30, 2001, from $1.1 million for the three months ended June 30, 2000.  The increase in amortization was due to intangibles acquired in connection with the acquisition of AllPoints.

             Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees.  The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.  Non-cash warrant and stock compensation expense decreased $0.5 million to $0.4 million for the three months ended June 30, 2001, from $0.9 million for the three months ended June 30, 2000.

             Employee Severance and Lease Abandonment Costs.  In response to the continued global slowdown in customer spending for large-scale IT projects, we implemented a cost reduction plan during the three months ended June 30, 2001.  In connection with this plan, we recorded a charge of $9.5 million that included approximately $2.0 million for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.

             Other Income (Expense).  Other income (expense) consists of gains and losses from currency fluctuations, interest expense and loan cost amortization on outstanding debt, and interest income on investments.  Other income (expense) increased $1.4 million to $0.7 million for the three months ended June 30, 2001, from ($0.7) million for the three months ended June 30, 2000.  The increase was due to an increase in interest income of $0.6 million, a decrease in interest expense of $0.5 million, and a decrease in foreign exchange losses of $0.3 million.

             Income Tax.  An income tax provision of $0.2 million was recognized during the three months ended June 30, 2001, compared to no income tax provision or benefit during the same period in 2000.  The income tax provision in the three months ended June 30, 2001 was primarily due to tax on income earned by foreign subsidiaries while corresponding domestic tax benefit generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenue

             Total Revenue.  Total revenue increased by $1.1 million, or 2.1%, to $54.7 million for the six months ended June 30, 2001, from $53.6 million for the six months ended June 30, 2000.  International revenue accounted for 45.2% of total revenue during the six months ended June 30, 2001 and 41.1% of total revenue during the six months ended June 30, 2000.  No single customer accounted for more than 10.0% of total revenue during the six months ended June 30, 2001 or 2000.

             Software License.  Software license revenue decreased $0.5 million, or 2.8%, to $16.1 million for the six months ended June 30, 2001, from $16.6 million for the six months ended June 30, 2000.  Software license revenue as a percentage of total revenue was 29.5% for the six months ended June 30, 2001 versus 31.0% for the six months ended June 30, 2000.  These decreases were the result of a global slowdown in customer spending for large-scale IT projects.  Sales of our EXceed Fulfill and predecessor products increased by $0.8 million for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, while sales of our EXceed 2000 warehouse management system product decreased $1.3 million. Our EXceed Fulfill and predecessor products accounted for 95.3% of total software license revenue during the six months ended June 30, 2001 and 87.6% of total software license revenue during the six months ended June 30, 2000.

             Services and Maintenance.  Services and maintenance revenue increased $0.7 million, or 2.3%, to $34.4 million for the six months ended June 30, 2001 from $33.7 million for the six months ended June 30, 2000.  Services and maintenance revenue from our EXceed Fulfill and predecessor products increased $2.8 million, while services and maintenance revenue from our EXceed 2000 warehouse management system and mainframe products decreased $1.7 million, and product related training revenue decreased $0.4 million for the six months ended June 30, 2001.  Services and maintenance revenue as a percentage of total revenue was 63.0% for the six months ended June 30, 2001 versus 62.9% for the six months ended June 30, 2000.  Our EXceed Fulfill and predecessor products accounted for 59.4% of total services and maintenance revenue for the six months ended June 30, 2001 versus 52.3% of total services and maintenance revenue for the six months ended June 30, 2000.

             Resale Software and Equipment.  Resale software and equipment revenue increased $0.8 million, or 24.9%, to $4.1 million for the six months ended June 30, 2001, from $3.3 million for the six months ended June 30, 2000.  The increase was due to a large equipment sale to one of our customers.  Resale software and equipment as a percentage of total revenue was 7.5% for the six months ended June 30, 2001 versus 6.1% for the six months ended June 30, 2000.

Costs and Expenses

             Cost of Software Licenses.  Cost of software licenses represented 0.8% of software license revenue for the six months ended June 30, 2001 and 1.0% for the six months ended June 30, 2000.

             Cost of Services and Maintenance.  Cost of services and maintenance decreased $4.8 million, or 17.4%, to $22.6 million for the six months ended June 30, 2001, from $27.4 million for the six months ended June 30, 2000.  The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees.  As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 65.7% for the six months ended June 30, 2001, from 81.3% for the six months ended June 30, 2000.  The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee).

             Cost of Resale Software and Equipment.  Cost of resale software and equipment increased $0.5 million, or 19.2%, to $3.3 million for the six months ended June 30, 2001, from $2.8 million for the six months ended June 30, 2000.  The increase was due to higher resale software and equipment sales for the six months ended June 30, 2001.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 80.6% for the six months ended June 30, 2001 and 84.5% for the six months ended June 30, 2000.

             Sales and Marketing.  Sales and marketing expenses increased $2.7 million, or 22.0%, to $15.2 million for the six months ended June 30, 2001, from $12.5 million for the six months ended June 30, 2000.  The increase was due primarily to an increase in the number of sales and marketing personnel.  As a percentage of total revenue, sales and marketing expenses increased to 27.9% for the six months ended June 30, 2001, from 23.3% for the six months ended June 30, 2000.  The increase in sales and marketing costs as a percentage of total revenue was a result of lower than anticipated revenue growth for the six months ended June 30, 2001 due to the current economic environment.

             Research and Development.  Research and development expenses increased $3.7 million, or 89.7%, to $7.8 million for the six months ended June 30, 2001, from $4.1 million for the six months ended June 30, 2000.  The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired externally to enhance our EXceed Collaborate Suite.  As a percentage of total revenue, research and development expenses increased to 14.3% for the six months ended June 30, 2001, from 7.7% for the six months ended June 30, 2000.

             General and Administrative.  General and administrative costs increased $3.2 million, or 48.0%, to $10.0 million for the six months ended June 30, 2001, from $6.8 million for the six months ended June 30, 2000.  The increase in general and administrative expenses was due to higher personnel-related expenses associated with the acquisition of AllPoints, opening and staffing new offices in Benelux, France, and Germany, and upgrading our operations, human resources, information systems, and investor relations headquarters functions.  As a percentage of total revenue, general and administrative expenses increased to 18.4% for the six months ended June 30, 2001, from 12.7% for the six months ended June 30, 2000. This increase was primarily due to lower than anticipated revenue growth for the six months ended June 30, 2001, due to the current economic environment.

             Amortization of Intangibles.  Amortization of intangibles increased $1.9 million to $4.2 million for the six months ended June 30, 2001, from $2.3 million for the six months ended June 30, 2000.  The increase in amortization was due to intangibles acquired in connection with the acquisition of AllPoints.

             Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense decreased $1.0 million to $0.9 million for the six months ended June 30, 2001, from $1.9 million for the six months ended June 30, 2000.

             Employee Severance and Lease Abandonment Costs.  During the six months ended June 30, 2001, we implemented and announced plans to reduce costs and improve operating efficiency.  During the three months ended March 31, 2000, we recorded a charge of $0.4 million for costs associated with severance and other employee related costs for the termination of 18 services, sales and marketing, development and administrative employees.  Additionally, during the three months ended June 30, 2001, we recorded a charge of $9.5 million that included approximately $2.0 million for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.  As of June 30, 2001, the remaining liability was approximately $9.4 million and is expected to be paid through 2007.

             Other Income (Expense).  Other income (expense) increased $2.2 million to $1.1 million for the for the six months ended June 30, 2001, from ($1.1) million for the six months ended June 30, 2000.  The increase was due to an increase in interest income of $1.3 million and a decrease in interest expense of $0.9 million.

             Income Tax.  An income tax provision of $0.2 million was recognized during the six months ended June 30, 2001, compared to no income tax provision or benefit during the same period in 2000.  The income tax provision in the six months ended June 30, 2001 was primarily due to tax on income earned by foreign subsidiaries while corresponding domestic tax benefit generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Liquidity and Capital Resources

             We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations.  As of June 30, 2001 we had $33.2 million in cash and cash equivalents, $4.0 million in short-term marketable securities, $13.7 million in long-term marketable securities and $41.2 million in working capital.

             Net cash used in operating activities was $5.8 million for the six months ended June 30, 2001.  Cash used in operations was primarily used to fund the $8.9 million operating loss, net of non-cash charges for depreciation, amortization, provisions for losses on receivables, minority interest, and warrant and stock compensation expenses.  Additional uses of cash included an increase in accounts receivables and decreases in accounts payable and deferred revenues, net of the assets and liabilities acquired in the AllPoints acquisition.  These uses were offset by an increase in accrued expenses, net of the liabilities acquired in the AllPoints acquisition, attributed to the cost reduction plan.  Net cash used in operating activities was $1.1 million for the comparable six months ended June 30, 2000.

             Net cash used in investing activities was $1.1 million for the six months ended June 30, 2001.  We incurred approximately $1.6 million in expenses associated with the AllPoints acquisition, purchased property and equipment of $1.1 million, and generated $1.6 million of cash from net sales of marketable securities.  Net cash used in investing activities was $0.8 million for the comparable six months ended June 30, 2000.

             Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2001.  We generated cash of $1.1 million from the issuance of common stock, paid off and terminated AllPoints’ $0.8 million line of credit, and reduced other long-term debt by $0.1 million.  Net cash provided by financing activities was $2.8 million for the comparable six months ended June 30, 2000, and arose primarily from the proceeds of a revolving line of credit.

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

Recently Issued Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

             The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $9.0 million or $0.20 per share in 2002 as a result of nonamortization of existing goodwill. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The effect of these tests on the earnings and financial position of the Company have yet to be determined but may result in a significant charge to earnings in a future period.

Forward-Looking Statements

             In addition to historical information, this filing and our Annual Report on Form 10-K may contain forward-looking statements.  Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that relate to future events or conditions, including, among others, statements relating to the sufficiency of working capital, should be considered forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

             Pending their application, we have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds.  The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  As of June 30, 2001 we had $28.6 million of securities which mature in 90 days or less, $4.0 million of securities which mature between 90 days and one year, and $13.7 million of securities which mature between one and two years.  We do not believe that we have any material exposure to interest rate risk.

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

             Approximately $16.6 million of the offering proceeds were used to pay off and terminate the Company’s revolving line of credit and term loan in August 2000.  In January 2001, we completed the acquisition of AllPoints.  Approximately $2.4 million was spent on acquisition costs and debt retirement associated with this transaction and approximately $5.8 million has been used to fund operations.  The remainder of the proceeds have been invested in investment grade corporate and government securities and money market funds.  We intend to use the remaining proceeds for research and development activities; expenditures on sales and marketing, consulting services, and general and administrative personnel; systems costs; and working capital and general corporate purposes, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our business.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its Annual Meeting of Stockholders on May 31, 2001, at which the Company's stockholders voted to elect three Class I members to the Board of Directors. Adam C. Belsky, Michael J. Durham and Jeffrey R. Rodek were elected to serve until their successors are duly elected and qualified at the 2004 annual meeting. There were 37,905,027 votes cast for the election of Mr. Belsky, 38,159,864 votes cast for the election of Mr. Durham and 38,158,364 votes cast for the election of Mr. Rodek.  There were 574,035 votes withheld from Mr. Belsky, 319,198 votes withheld from Mr. Durham and 320,698 votes withheld from Mr. Rodek.  The stockholders also voted to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.  There were 38,424,611 votes cast for this proposal, 35,625 votes cast against this proposal and 18,826 votes abstained.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amended and Restated Employment Agreement dated June 29, 2001 between Kenneth J. Powell and the Company.

10.2	Promissory Note dated June 25, 2001 between Mark R. Weaser and the Company.

10.3	Pledge Agreement dated June 25, 2001 between Mark R. Weaser and the Company.

10.4	First Amendment to Amended and Restated Employment Agreement dated June 25, 2001 between Mark R. Weaser and the Company.

(b)	Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: August 10, 2001	By: /s/ MICHAEL A. BURSTEIN

Michael A. Burstein
Senior Vice President, Finance, Chief Financial
Officer and Treasurer

Date: August 10, 2001	By: /s/ MICHAEL A. BURSTEIN

Michael A. Burstein
Senior Vice President, Finance, Chief Financial
Officer and Treasurer

INDEX TO EXHIBITS

10.1	Amended and Restated Employment Agreement dated June 29, 2001 between Kenneth J. Powell and the Company.

10.2	Promissory Note dated June 25, 2001 between Mark R. Weaser and the Company.

10.3	Pledge Agreement dated June 25, 2001 between Mark R. Weaser and the Company.

10.4	First Amendment to Amended and Restated Employment Agreement dated June 25, 2001 between Mark R. Weaser and the Company.