Form 10-Q
period 2001-09-30
EXE TECHNOLOGIES INC
filed 2001-11-14
CIK 1047262

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

October 31, 2001.

Common stock, $0.01 par value, 45,651,187 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	September 30,
	2000	2001
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,820,056	$31,251,280
Marketable securities	9,147,506	2,191,894
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $5,168,000 and $4,358,000 at December 31, 2000 and September 30, 2001, respectively	33,029,674	29,415,837
Other receivables and advances	614,781	719,662
Prepaid and other current assets	3,180,221	3,142,754
Total current assets	85,792,238	66,721,427
Marketable securities, long-term	10,235,457	14,891,265
Property and equipment, net	8,233,891	7,948,894
Other assets	2,175,655	2,569,172
Intangible assets, net	10,142,402	34,620,690
Total assets	$116,579,643	$126,751,448

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,065,703	$7,070,091
Accrued expenses	9,931,202	10,960,270
Accrued payroll and benefits	2,812,071	2,159,105
Deferred revenue	10,431,348	8,783,949
Current portion of long-term debt and capital lease obligations	192,883	281,647
Total current liabilities	29,433,207	29,255,062
Long-term debt and capital lease obligations, net of current portion	102,477	73,540
Long-term accrued expenses, net of current portion	-	4,934,753
Minority interest	-	154,490
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none issued or outstanding	-	-
Common stock, voting, $.01 par value: shares authorized - 150,000,000; shares issued - 44,487,495 and 46,643,170 at December 31, 2000 and September 30, 2001, respectively	444,875	466,432
Additional paid-in capital	149,691,336	180,422,662
Note receivable from stockholder	-	(211,750)
Treasury stock, at cost, 999,483 shares of common stock at December 31, 2000 and September 30, 2001	(3,431,464)	(3,431,464)
Accumulated deficit	(55,677,267)	(80,009,605)
Deferred compensation	(3,688,059)	(4,851,019)
Other comprehensive loss	(295,462)	(51,653)
Total stockholders’ equity	87,043,959	92,333,603
Total liabilities and stockholders’ equity	$116,579,643	$126,751,448

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Revenue:
Software license	$10,238,534	$4,935,254	$26,835,176	$21,067,872
Services and maintenance	17,926,569	14,886,946	51,592,870	49,316,085
Resale of software and equipment	2,396,678	2,470,094	5,690,010	6,582,444
Total revenue	30,561,781	22,292,294	84,118,056	76,966,401
Costs and expenses:
Cost of software licenses	179,164	323,198	345,131	453,657
Cost of services and maintenance	13,680,831	9,489,045	41,066,920	32,105,548
Cost of resale of software and equipment	1,726,575	2,129,455	4,508,406	5,445,496
Sales and marketing	6,148,200	6,225,668	18,641,159	21,466,884
Research and development	2,715,790	3,485,964	6,847,203	11,322,910
General and administrative	3,651,843	4,162,294	10,434,463	14,202,053
Amortization of intangibles	1,178,580	2,316,749	3,458,238	6,520,253
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	171,874	130,342	670,821	406,961
Sales and marketing	239,343	44,952	1,216,335	285,888
Research and development	4,630	39,882	12,402	133,958
General and administrative	153,631	161,353	593,404	477,443
Employee severance and lease abandonment costs	-	-	-	9,930,080
Total costs and expenses	29,850,461	28,508,902	87,794,482	102,751,131
Operating income (loss)	711,320	(6,216,608)	(3,676,426)	(25,784,730)
Other income (expense):
Interest income	577,628	554,096	800,793	2,049,341
Interest expense	(266,638)	(9,618)	(1,202,811)	(29,626)
Other	(504,369)	117,064	(901,064)	(269,887)
Total other income (expense)	(193,379)	661,542	(1,303,082)	1,749,828
Income (loss) before minority interest and taxes	517,941	(5,555,066)	(4,979,508)	(24,034,902)
Minority interest in subsidiary income	-	(45,388)	-	(146,059)
Income (loss) before taxes	517,941	(5,600,454)	(4,979,508)	(24,180,961)
Income tax provision	-	-	-	151,377
Net income (loss)	$517,941	$(5,600,454)	$(4,979,508)	$(24,332,338)
Net income (loss) per common share - basic	$0.02	$(0.12)	$(0.23)	$(0.54)
Net income (loss) per common share - diluted	$0.01	$(0.12)	$(0.23)	$(0.54)
Weighted average number of common shares outstanding - basic	31,644,402	45,612,056	21,388,840	45,261,613
Weighted average number of common shares outstanding - diluted	42,322,851	45,612,056	21,388,840	45,261,613

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,

	2000	2001
Cash Flow from Opertating Activities:
Net loss	$(4,979,508)	$(24,332,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,582,987	9,374,489
Provision for losses on receivables	5,800,070	2,709,209
Amortization of deferred compensation	1,491,200	1,129,900
Issuance of warrants for services	1,001,762	174,350
Minority interest	-	154,490
Changes in operating assets and liabilities, net of the acquired balances:
Accounts receivable	(9,605,682)	1,266,409
Other receivables and advances	488,011	(104,881)
Prepaids and other assets	(998,331)	100,784
Other long-term assets	(162,370)	(364,913)
Accounts payable	1,605,245	201,777
Accrued payroll and benefits	394,479	(1,085,340)
Deferred revenue	(1,069,076)	(2,601,657)
Income tax payable	98,540	(157,948)
Accrued expenses	1,475,713	6,010,410
Other	(245,361)	(138,285)
Net cash provided by (used in) operating activities	1,877,679	(7,663,544)

Cash Flow from Investing Activites:
Purchases of property and equipment	(1,130,778)	(1,987,222)
Proceeds from sale of marketable securities	-	16,799,804
Purchase of marketable securities	-	(14,500,000)
Cash paid for AllPoints acquisition	-	(1,618,109)
Proceeds from sale of assets	9,369	-
Net cash used in investing activities	(1,121,409)	(1,305,527)

Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	343,592	1,285,294
Payments on long-term debt	(5,184,732)	(134,999)
Proceeds from revolving line of credit	2,220,946	-
Retirement of revolving line of credit	(11,626,859)	-
Proceeds from initial public offering, net	63,942,929	-
Purchase of treasury stock	(222,552)	-
Retirement of AllPoints line of credit	-	(750,000)
Net cash provided by financing activities	49,473,324	400,295

Net increase (decrease) in cash and cash equivalents	50,229,594	(8,568,776)
Cash and cash equivalents at beginning of year	8,932,073	39,820,056
Cash and cash equivalents at end of period	$59,161,667	$31,251,280

Supplemental Cash Flow Information:
Cash paid for interest	$973,828	$33,395
Cash paid for income taxes	$4,587	$184,075

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Principles of Consolidation and Basis of Presentation

                 EXE Technologies, Inc. (the Company or EXE) is a leading provider of fulfillment, warehousing and distribution software for traditional and e-commerce sales channels.  The accompanying unaudited consolidated financial statements include the accounts of EXE Technologies, Inc. and our majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

                 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented.  Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001.  These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000.

2.  Acquisition of AllPoints Systems, Inc.

                 On January 25, 2001, the Company completed the acquisition of AllPoints Systems, Inc. (AllPoints).  AllPoints provides warehouse and distribution management computer software systems and installs these systems.  The acquisition strengthens EXE’s position as a leading provider of fulfillment, warehousing and distribution software by extending EXE’s presence in high volume, piece pick and parcel environments such as catalog, general merchandise, apparel, consumer electronics and e-commerce companies.  The transaction was completed in a stock-for-stock merger in which EXE issued 1,590,357 shares of EXE common stock and assumed options for an additional 409,606 shares of EXE common stock in exchange for all of the outstanding securities of AllPoints.  The transaction was accounted for as a purchase.

                The breakdown of the consideration, including transaction costs, exchanged for the outstanding securities of AllPoints is as follows:

Fair market value of 1,590,357 shares of common stock	$23,420,492
Fair market value of options to purchase 409,606 shares of common stock	5,503,447
Estimated intrinsic value of unvested stock options at consummation date related to future service	(1,923,560)
Transaction costs	1,618,109
Total combination cost	$28,618,488

The aggregate purchase price has been allocated to the net assets acquired as follows:

Goodwill (six year life)	$26,682,991
Developed technology (six year life)	3,000,000
Assembled workforce (six year life)	1,300,000
Liabilities assumed	(3,206,136)
Tangible assets acquired	841,633
$28,618,488

                Subsequent to the transaction, EXE paid off and terminated AllPoints’ $750,000 line of credit.

                 The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended September 30, 2000 and 2001 assuming AllPoints had been acquired at the beginning of the periods presented:

	Pro Forma (Unaudited)
	Nine Months Ended September 30,
	2000	2001

Revenue	$89,970,083	$77,154,773

Net loss	$(9,378,668)	$(25,112,795)

Net loss per common share - basic and diluted	$(0.41)	$(0.55)

                 The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented.  In addition they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

3.  Deferred Compensation

                 The Company recorded deferred compensation expense for differences between the exercise price and the deemed fair market value of the Company’s common stock on the grant date for certain options granted.  Deferred compensation of approximately $4.6 million was incurred during 2000 and $2.6 million was incurred during the nine months ended September 30, 2001.  The deferred compensation is amortized ratably over the vesting period of the individual options, generally three to four years.  Compensation expense relating to stock options recognized for the three months ended September 30, 2000 and 2001 was approximately $0.4million.  Compensation expense relating to stock options recognized for the nine months ended September 30, 2000 and 2001 was approximately $1.5 million and $1.1 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,

	2000	2001	2000	2001

Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$517,941	$(5,600,454)	$(4,979,508)	$(24,332,338)
Denominator for basic net income (loss) per share:		-		-
Weighted average common shares outstanding	31,644,402	45,612,056	21,388,840	45,261,613
Net income (loss) - basic	$0.02	$(0.12)	$(0.23)	$(0.54)

Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	31,644,402	45,612,056	21,388,840	45,261,613
Effect of dilutive securities -
Common stock options	2,786,286	-	-	-
Warrants	394,175	-	-	-
Preferred stock	7,497,988	-	-	-
Weighted average common and common equivalent shares	42,322,851	45,612,056	21,388,840	45,261,613
Net income (loss) per share - dilutive	$0.01	$(0.12)	$(0.23)	$(0.54)

5.  Comprehensive Loss

                Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale.  The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Net income (loss)	$517,941	$(5,600,454)	$(4,979,508)	$(24,332,338)
Foreign currency translation gains (losses)	86,656	(116,398)	461,374	55,553
Unrealized gain on securities available for sale	-	73,399	-	188,256

Total comprehensive income (loss)	$604,597	$(5,643,453)	$(4,518,134)	$(24,088,529)

6.  Derivative Financial Instruments

                Effective January 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (FASB 133).  The adoption of FASB 133 had no material impact on the Company's financial position or operating results for the three and nine months ended September 30, 2001.

                In January 2001, the Company began a foreign currency-hedging program to hedge certain nonfunctional currency exposure.  Forward currency exchange contracts are utilized by the Company to reduce foreign currency exchange and interest rate risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.  The Company does not hold derivative financial instruments for trading or speculative purposes.

                As of September 30, 2001, the Company had outstanding forward currency exchange contracts of $3.1 million to sell Japanese Yen and $4.0 million to sell British Pounds Sterling which hedge net balance sheet exposures.  Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense).  At September 30, 2001, the current market settlement values of the forward contracts were not significant.  There were no forward contracts outstanding at December 31, 2000.

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

                The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $9.0 million or $0.20 per share in 2002 as a result of nonamortization of existing goodwill.  The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  The effect of these tests on the earnings and financial position of the Company have yet to be determined but may result in a significant charge to earnings in a future period.  The continued economic slowdown and delays in customer spending for large-scale IT projects may result in future impairment of the Company’s acquired goodwill and intangibles.

8.  Segments

                 The Company is engaged in the design, development, marketing and support of fulfillment, warehousing and distribution software for traditional and e-commerce sales channels.  All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company.  The Company’s geographic information as of and for the three and nine months ended September 30, 2000 and 2001 is as follows:

		Europe
	United	and the	Asia
	States	Middle East	Pacific	Eliminations	Total

Three months ended September 30, 2000
Revenue	$18,000,475	$4,766,919	$7,794,387	$-	$30,561,781
Amortization of intangibles	1,178,580	-	-	-	1,178,580
Warrant and stock compensation expense	569,478	-	-	-	569,478
Operating income (loss)	(140,326)	(518,119)	1,369,765	-	711,320

Nine months ended September 30, 2000
Revenue	49,538,530	16,247,517	18,332,009	-	84,118,056
Amortization of intangibles	3,458,238	-	-	-	3,458,238
Warrant and stock compensation expense	2,492,962	-	-	-	2,492,962
Operating income (loss)	(3,954,368)	(1,425,913)	1,703,855	-	(3,676,426)

As of September 30, 2000
Property and equipment, net	6,360,753	1,370,813	864,064	-	8,595,630
Total assets	110,136,290	5,101,806	5,487,558	(3,102,302)	117,623,352

Three months ended September 30, 2001
Revenue	11,535,171	5,007,184	5,749,939	-	22,292,294
Amortization of intangibles	2,292,394	13,450	10,905	-	2,316,749
Warrant and stock compensation expense	154,696	93,608	128,225	-	376,529
Employee severance and loss on lease abandonment costs	-	-	-	-	-
Operating income (loss)	(6,161,865)	(670,299)	615,556	-	(6,216,608)

Nine months ended September 30, 2001
Revenue	41,475,974	14,503,191	20,987,236	-	76,966,401
Amortization of intangibles	6,446,862	40,624	32,767	-	6,520,253
Warrant and stock compensation expense	692,007	263,006	349,237	-	1,304,250
Employee severance and loss on lease abandonment costs	8,608,786	730,108	591,186	-	9,930,080
Operating income (loss)	(23,873,445)	(3,415,348)	1,504,063	-	(25,784,730)

As of September 30, 2001
Property and equipment, net	5,637,481	1,476,090	835,323	-	7,948,894
Total assets	$122,407,370	$1,457,664	$5,994,448	$(3,108,034)	$126,751,448

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

                The Company has recorded approximately $1.8 million of cash charges against the reserves established for these 2001 cost reduction actions.  The remaining liability at September 30, 2001 is approximately $8.1 million and is expected to be paid through 2007.

10.  Subsequent Events

                Because weak economic conditions are expected to continue into next year, the Company initiated plans for additional cost reduction and restructuring actions.  These further actions will be announced and implemented during the three months ended December 31, 2001 and include an announced staff reduction of 49 services, sales and marketing, development and administrative employees in the United States that occurred in October 2001.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                          CONDITION AND RESULTS OF OPERATIONS

Overview

                EXE Technologies, Inc. is a leading provider of fulfillment, warehousing and distribution software for traditional and e-commerce sales channels.  Our software allows companies to efficiently manage and control the flow of inventory throughout the supply chain using the Internet and traditional communication methods.  Companies use our software to reduce distribution costs, manage inventory across the supply chain, and increase customer loyalty and satisfaction.  We provide global service and support for our software from established facilities in North America, Europe, the Middle East, Asia, and Australia.

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

                On January 25, 2001 we completed the acquisition of AllPoints Systems, Inc. (AllPoints) of Norwood, Massachusetts.  The transaction was completed in a stock-for-stock merger in which we issued 1,590,357 shares of our common stock and assumed options for an additional 409,606 shares of our common stock in exchange for all of the outstanding securities of AllPoints.  The acquisition was intended to strengthen our global leadership by deepening our vertical market presence and expanding our software and service offerings. AllPoints provides warehouse and distribution management software and services. With the acquisition of AllPoints, we extended our presence in high volume, piece pick and parcel environments such as catalog, general merchandise, apparel, consumer electronics and e-commerce companies.  We believe that Allpoints’ technology will enable us to strengthen our ability to delcver one-to-one fulfillment, including single unit picking, packaging and shipping in high volume. The transaction was accounted for as a purchase.

                During the nine months ended September 30, 2001, our revenues have been adversely impacted from a global slowdown in customer spending for large-scale IT projects.  We have implemented plans to reduce costs and improve operating efficiency in response to this slowdown.  During the three months ended March 31, 2001, we recorded a charge of $0.4 million for costs associated with severance and other employee related costs for the termination of 18 services, sales and marketing, development and administrative employees.  Additionally, during the three months ended June 30, 2001, we recorded a charge of $9.5 million that included approximately $2.0 million for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.

                The terrorist attacks upon the United States on September 11, 2001 further compounded the recession-like environment in which we currently operate, by disrupting sales cycles and causing customers to postpone, cut back or cancel planned projects.  As a result, the cost reduction measures from the previous operating periods were not sufficient to offset the further decline in revenues during the three months ended September 30, 2001.  We believe that weak economic conditions are likely to continue into next year.  As a result, we have initiated plans for additional cost reduction and restructuring actions.  These further actions will be announced and implemented during the three months ended December 31, 2001 and include an announced staff reduction of 49 services, sales and marketing, development and administrative employees in the United States that occurred in October 2001.  These changes are intended to provide a more efficient cost structure and position us to generate positive operating cash flow in fiscal 2002.

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended

September 30, 2000

Revenue

                Total Revenue.  Total revenue decreased by $8.3 million, or 27.1%, to $22.3 million for the three months ended September 30, 2001, from $30.6 million for the three months ended September 30, 2000.  International revenue accounted for 48.3% of total revenue during the three months ended September 30, 2001 and 41.1% of total revenue during the three months ended September 30, 2000.  No single customer accounted for more than 10.0% of total revenue during the three months ended September 30, 2001 or 2000.

                Software License.  Software license revenue decreased $5.3 million, or 51.8%, to $4.9 million for the three months ended September 30, 2001, from $10.2 million for the three months ended September 30, 2000.  Software license revenue as a percentage of total revenue was 22.1% for the three months ended September 30, 2001 versus 33.5% for the three months ended September 30, 2000.  These decreases were the result of the global slowdown in customer spending for large-scale IT projects.  Sales of our EXceed Fulfill and predecessor products decreased by $4.0 million for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, while sales of our EXceed 2000 warehouse management system product decreased $1.3 million. Our EXceed Fulfill and predecessor products accounted for 99.1% of total software license revenue during the three months ended September 30, 2001 and 86.7% of total software license revenue during the three months ended September 30, 2000.

                Services and Maintenance.  Services and maintenance revenue decreased $3.0 million, or 17.0%, to $14.9 million for the three months ended September 30, 2001 from $17.9 million for the three months ended September 30, 2000.  Service and maintenance revenue from our Exceed Fulfill and predecessor products declined $1.5 million for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, while services and maintenance revenue from our EXceed 2000 warehouse management system and mainframe products decreased $1.4 million for the three months ended September 30, 2001. These decreases in services and maintenance revenue were attributed to the global slowdown in customer spending for large-scale IT projects. The global slowdown in the economy has adversely impacted our ability to generate new license revenue, thereby contributing to the decline in services and maintenance revenue from new EXceed Fulfill projects and resulting in a shift in our revenue mix.  Services and maintenance revenue as a percentage of total revenue was 66.8% for the three months ended September 30, 2001 versus 58.7% for the three months ended September 30, 2000.  Our EXceed Fulfill and predecessor products accounted for 59.2% of total services and maintenance revenue for the three months ended September 30, 2001 versus 57.4% of total services and maintenance revenue for the three months ended September 30, 2000.

                Resale Software and Equipment.  Resale software and equipment revenue increased $0.1 million, or 3.1%, to $2.5 million for the three months ended September 30, 2001, from $2.4 million for the three months ended September 30, 2000.  Resale software and equipment as a percentage of total revenue was 11.1% for the three months ended September 30, 2001 versus 7.8% for the three months ended September 30, 2000.

Costs and Expenses

                Cost of Software Licenses.  Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers.  Cost of software licenses represented 6.5% of software license revenue for the three months ended September 30, 2001 and 1.7% for the three months ended September 30, 2000. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in cost of purchasing complementary software that was sold during the three months ended September 30, 2001.

                Cost of Services and Maintenance.  Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation.  Cost of services and maintenance decreased $4.2 million, or 30.6%, to $9.5 million for the three months ended September 30, 2001, from $13.7 million for the three months ended September 30, 2000.  The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees attributed to the decline in global IT spending.  As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 63.7% for the three months ended September 30, 2001, from 76.3% for the three months ended September 30, 2000.  The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee).

                Cost of Resale Software and Equipment.  Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers.  Cost of resale software and equipment increased $0.4 million, or 23.3%, to $2.1 million for the three months ended September 30, 2001, from $1.7 million for the three months ended September 30, 2000.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 86.2% for the three months ended September 30, 2001 and 72.0% for the three months ended September 30, 2000. The increase in cost as a percentage of revenue reflects the fact that significant sales of higher margin Exceed 2000 data base software occurred during the three months ended September 30, 2000.

                Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows.  Sales and marketing expenses increased $0.1 million, or 1.3%, to $6.2 million for the three months ended September 30, 2001, from $6.1 million for the three months ended September 30, 2000. As a percentage of total revenue, sales and marketing expenses increased to 27.9% for the three months ended September 30, 2001, from 20.1% for the three months ended September 30, 2000.  The increase in sales and marketing costs as a percentage of total revenue was a result of lower than anticipated revenue for the three months ended September 30, 2001 due to the current economic environment.

                Research and Development.  Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities.  Research and development expenses increased $0.8 million, or 28.4%, to $3.5 million for the three months ended September 30, 2001, from $2.7 million for the three months ended September 30, 2000.  The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired externally to enhance our EXceed Collaborate Suite.  As a percentage of total revenue, research and development expenses increased to 15.6% for the three months ended September 30, 2001, from 8.9% for the three months ended September 30, 2000.  The increase was primarily due to lower than anticipated revenue for the three months ended September 30, 2001, due to the current economic environment.

                General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services.  General and administrative costs increased $0.5 million, or 14.0%, to $4.2 million for the three months ended September 30, 2001, from $3.7 million for the three months ended September 30, 2000.  The increase in general and administrative expenses was due to higher personnel-related expenses associated with the acquisition of AllPoints, and from increased consulting and contract services costs associated with outsourcing and upgrading internal information systems. As a percentage of total revenue, general and administrative expenses increased to 18.7% for the three months ended September 30, 2001, from 11.9% for the three months ended September 30, 2000.  This increase was primarily due to lower than anticipated revenue for the three months ended September 30, 2001, due to the current economic environment.

                Amortization of Intangibles.  Amortization of intangibles relates primarily to intangibles acquired in connection with the 1997 acquisition of Dallas Systems and the 2001 acquisition of AllPoints.  Amortization of intangibles increased $1.1 million to $2.3 million for the three months ended September 30, 2001, from $1.2 million for the three months ended September 30, 2000.  The increase in amortization was due to intangibles acquired in connection with the acquisition of AllPoints.

                Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees.  The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.  Non-cash warrant and stock compensation expense decreased $0.2 million to $0.4 million for the three months ended September 20, 2001, from $0.6 million for the three months ended September 30, 2000.

                Other Income (Expense).  Other income (expense) consists of gains and losses from currency fluctuations, interest expense and loan cost amortization on outstanding debt, and interest income on investments.  Other income (expense) improved $0.9 million to an income of $0.7 million for the three months ended September 30, 2001, from an expense of $0.2 million for the three months ended September 30, 2000.  The improvement was due to a decrease in loan cost amortization of $0.1 million, a decrease in interest expense of $0.3 million, and an improvement of $0.5 million from foreign exchange transactions.

                Income Tax.  No income tax benefit was recognized for operating losses recorded for the three months ended September 30, 2001 and 2000 due to the uncertainty of the timing and amount of future taxable income.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended

September 30, 2000

Revenue

                Total Revenue.  Total revenue decreased by $7.1 million, or 8.5%, to $77.0 million for the nine months ended September 30, 2001, from $84.1 million for the nine months ended September 30, 2000.  International revenue accounted for 46.1% of total revenue during the nine months ended September 30, 2001 and 41.1% of total revenue during the nine months ended September 30, 2000.  No single customer accounted for more than 10.0% of total revenue during the nine months ended September 30, 2001 or 2000.

                Software License.  Software license revenue decreased $5.7 million, or 21.5%, to $21.1 million for the nine months ended September 30, 2001, from $26.8 million for the nine months ended September 30, 2000.  Software license revenue as a percentage of total revenue was 27.4% for the nine months ended September 30, 2001 versus 31.9% for the nine months ended September 30, 2000.  These decreases were the result of a global slowdown in customer spending for large-scale IT projects.  Sales of our EXceed Fulfill and predecessor products decreased by $3.1 million for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, while sales of our EXceed 2000 warehouse management system product decreased $2.6 million. Our EXceed Fulfill and predecessor products accounted for 96.2% of total software license revenue during the nine months ended September 30, 2001 and 87.2% of total software license revenue during the nine months ended September 30, 2000.

     Services and Maintenance.  Services and maintenance revenue decreased $2.3 million, or 4.4%, to $49.3 million for the nine months ended September 30, 2001 from $51.6 million for the nine months ended September 30, 2000.  The decrease in services and maintenance revenue was attributed to the global slowdown in customer spending for large-scale IT projects.  Services and maintenance revenue from our EXceed Fulfill and predecessor products increased $1.3 million, while services and maintenance revenue from our EXceed 2000 warehouse management system and mainframe products decreased $3.1 million, and product related training revenue decreased $0.5 million for the nine months ended September 30, 2001.  Services and maintenance revenue as a percentage of total revenue was 64.1% for the nine months ended September 30, 2001 versus 61.3% for the nine months ended September 30, 2000.  Our EXceed Fulfill and predecessor products accounted for 59.3% of total services and maintenance revenue for the nine months ended September 30, 2001 versus 54.1% of total services and maintenance revenue for the nine months ended September 30, 2000.

     Resale Software and Equipment.  Resale software and equipment revenue increased $0.9 million, or 15.7%, to $6.6 million for the nine months ended September 30, 2001, from $5.7 million for the nine months ended September 30, 2000.  The increase was primarily due to a large equipment sale to one of our customers.  Resale software and equipment as a percentage of total revenue was 8.6% for the nine months ended September 30, 2001 versus 6.8% for the nine months ended September 30, 2000.

Costs and Expenses

                Cost of Software Licenses.  Cost of software licenses represented 2.2% of software license revenue for the nine months ended September 30, 2001 and 1.3% for the nine months ended September 30, 2000.  The increase in the cost of software licenses as a percentage of software license revenue was attributed to an increase in cost of purchasing complementary software that was sold in the current year.

                Cost of Services and Maintenance.  Cost of services and maintenance decreased $9.0 million, or 21.8%, to $32.1 million for the nine months ended September 30, 2001, from $41.1 million for the nine months ended September 30, 2000.  The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees attributed to the decline in global IT spending.  As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 65.1% for the nine months ended September 30, 2001, from 79.6% for the nine months ended September 30, 2000.  The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity (i.e., higher revenue generated per employee).

                Cost of Resale Software and Equipment.  Cost of resale software and equipment increased $0.9 million, or 20.8%, to $5.4 million for the nine months ended September 30, 2001, from $4.5 million for the nine months ended September 30, 2000.  The increase was due to higher resale software and equipment sales for the nine months ended September 30, 2001.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 82.7% for the nine months ended September 30, 2001 and 79.2% for the nine months ended September 30, 2000.

                Sales and Marketing.  Sales and marketing expenses increased $2.9 million, or 15.2%, to $21.5 million for the nine months ended September 30, 2001, from $18.6 million for the nine months ended September 30, 2000.  The increase was due primarily to an increase in the number of sales and marketing personnel.  As a percentage of total revenue, sales and marketing expenses increased to 27.9% for the nine months ended September 30, 2001, from 22.2% for the nine months ended September 30, 2000.  The increase in sales and marketing costs as a percentage of total revenue was a result of lower than anticipated revenue for the nine months ended September 30, 2001 due to the current economic environment.

                Research and Development.  Research and development expenses increased $4.5 million, or 65.4%, to $11.3 million for the nine months ended September 30, 2001, from $6.8 million for the nine months ended September 30, 2000.  The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired externally to enhance our EXceed Collaborate Suite.  As a percentage of total revenue, research and development expenses increased to 14.7% for the nine months ended September 30, 2001, from 8.1% for the nine months ended September 30, 2000.  The increase in research and development costs as a percentage of total revenue was a result of lower than anticipated revenue for the nine months ended September 30, 2001 due to the current economic environment.

                General and Administrative.  General and administrative costs increased $3.8 million, or 36.1%, to $14.2 million for the nine months ended September 30, 2001, from $10.4 million for the nine months ended September 30, 2000.  The increase in general and administrative expenses was due to higher personnel-related expenses associated with the acquisition of AllPoints, opening and staffing new offices in Benelux, France, and Germany, and increased consulting and contract services costs associated with outsourcing and upgrading internal information systems.  As a percentage of total revenue, general and administrative expenses increased to 18.5% for the nine months ended September 30, 2001, from 12.4% for the nine months ended September 30, 2000.  This increase was primarily due to lower than anticipated revenue for the nine months ended September 30, 2001, due to the current economic environment.

                Amortization of Intangibles.  Amortization of intangibles increased $3.0 million to $6.5 million for the nine months ended September 30, 2001, from $3.5 million for the nine months ended September 30, 2000.  The increase in amortization was due to intangibles acquired in connection with the acquisition of AllPoints.

                Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense decreased $1.2 million to $1.3 million for the nine months ended September 30, 2001, from $2.5 million for the nine months ended September 30, 2000.

                Employee Severance and Lease Abandonment Costs.  During the six months ended June 30, 2001, we implemented and announced plans to reduce costs and improve operating efficiency.  During the three months ended March 31, 2000, we recorded a charge of $0.4 million for costs associated with severance and other employee related costs for the termination of 18 services, sales and marketing, development and administrative employees.  Additionally, during the three months ended June 30, 2001, we recorded a charge of $9.5 million that included approximately $2.0 million for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.  As of June 30, 2001, the remaining liability was approximately $8.1 million and is expected to be paid through 2007.

                Other Income (Expense).  Other income (expense) improved $3.0 million to an income of $1.7 million for the nine months ended September 30, 2001, from an expense of $1.3 million for the nine months ended September 30, 2000.  The improvement was due to an increase in interest income of $1.2 million, a decrease in interest expense of $1.2 million, a decrease in foreign exchange losses of $0.4 million, and a decrease in loan cost amortization of $0.2 million.

                Income Tax.  An income tax provision of $0.2 million was recognized during the nine months ended September 30, 2001, compared to no income tax provision or benefit during the same period in 2000.  The income tax provision in the nine months ended September 30, 2001 was primarily due to tax on income earned by foreign subsidiaries while corresponding domestic tax benefit generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Liquidity and Capital Resources

                We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations.  As of September 30, 2001 we had $31.3 million in cash and cash equivalents, $2.2 million in short-term marketable securities, $14.9 million in long-term marketable securities and $37.5 million in working capital.

                Net cash used in operating activities was $7.7 million for the nine months ended September 30, 2001.  Cash used in operations was primarily used to fund the $24.3 million operating loss, net of non-cash charges for depreciation, amortization, provisions for losses on receivables, minority interest, and warrant and stock compensation expenses.  Other charges in cash from operating activities, net of the assets and liabilities acquired in the AllPoints acquisition, included cash used for decreases in accrued payroll and benefits and deferred revenue.  These uses were offset by a decrease in accounts receivable and an increase in accrued expenses attributed to the cost reduction plan.  Net cash provided by operating activities was $1.9 million for the comparable nine months ended September 30, 2000.

                Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2001.  We incurred approximately $1.6 million in expenses associated with the AllPoints acquisition, purchased property and equipment of $2.0 million, and generated $2.3 million of cash from net sales of marketable securities.  Net cash used in investing activities was $1.1 million for the comparable nine months ended September 30, 2000.

                Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2001.  We generated cash of $1.3 million from the issuance of common stock, paid off and terminated AllPoints’ $0.8 million line of credit, and reduced other long-term debt by $0.1 million.  Net cash provided by financing activities was $49.4 million for the comparable nine months ended September 30, 2000, and arose primarily from the proceeds of our initial public offering.

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

Forward-Looking Statements

                In addition to historical information, this filing and our Annual Report on Form 10-K may contain forward-looking statements.  Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that relate to future events or conditions, including, among others, statements relating to economic conditions, cost reduction and restructuring actions and their impact on earnings and cash flows, sufficiency of working capital, accounting for goodwill and other intangible assets, and enhancement of the company’s software should be considered forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

                Pending their application, we have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds.  The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  As of September 30, 2001 we had $25.7 million of securities which mature in 90 days or less, $2.2 million of securities which mature between 90 days and one year, and $14.9 million of securities which mature between one and two years.  We do not believe that we have any material exposure to interest rate risk.

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

                Approximately $16.6 million of the offering proceeds were used to pay off and terminate the Company’s revolving line of credit and term loan in August 2000.  In January 2001, we completed the acquisition of AllPoints.  Approximately $2.4 million was spent on acquisition costs and debt retirement associated with this transaction and approximately $8.3 million has been used to fund operations.  The remainder of the proceeds has been invested in investment grade corporate and government securities and money market funds.  We intend to use the remaining proceeds for research and development activities; expenditures on sales and marketing, consulting services, and general and administrative personnel; systems costs; and working capital and general corporate purposes, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our business.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

4.1           Second Amended and Restated By-laws of the Company

(b)           Reports on Form 8-K

None.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: November 13, 2001	By:	/s/ RAYMOND R. HOOD
Raymond R. Hood
Chief Executive Officer

Date: November 13, 2001	By:	/s/ MICHAEL A. BURSTEIN
Michael A. Burstein
Senior Vice President, Finance, Chief Financial
Officer and Treasurer

INDEX TO EXHIBITS

4.1           Second Amended and Restated By-laws of the Company