Form 10-K405
period 2001-12-31
EXE TECHNOLOGIES INC
filed 2002-04-01
CIK 1047262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-30389

EXE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-1719817
(I.R.S. Employer Identification No.)

8787 Stemmons Freeway
Dallas, Texas 75247
(Address of principal executive offices)

(214) 775-6000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Exchange on Which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 15, 2002 as reported on the Nasdaq National Market, was approximately $38,389,000 million.

        As of March 15, 2002, the Registrant had 46,043,870 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end, are incorporated by reference into Part III hereof.

Table of Contents

Form 10-K

Special Note Regarding Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including without limitation statements to the effect that EXE or its management "believes," "expects," "anticipates," "plans," and similar expressions) that relate to future events or conditions should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results." Discussions containing forward-looking statements may be found in the materials set forth under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligations to revise or publicly release the results of any revision to these forward- looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

        EXE Technologies provides software that drives customers' supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. Our software allows companies to efficiently manage and control the flow of inventory throughout the supply chain. Companies use our software to increase revenue, reduce distribution costs, manage inventory across the supply chain, and improve customer loyalty and satisfaction. We provide global service and support for our software from established facilities in North America, Europe, the Middle East, Asia and Australia. Revenue from our international operations for the year ended December 31, 2001 was approximately $44.9 million, or 46.9% of our total revenue, and for the year ended December 31, 2000 was approximately $46.9 million, or 40.5% of our total revenue.

        We sell our software worldwide through a direct sales force and through strategic alliances with complementary software vendors and consulting organizations. We target companies in industries characterized by large product selections, high transaction volumes and increasing demands for customer-specific order processing, including traditional and direct-to-consumer retailers, manufacturers and outsourced logistics providers.

        We were organized in July 1997 and commenced operations in September 1997 following the acquisition of Dallas Systems Corporation, based in Dallas, Texas, by Neptune Systems, Inc., based in Philadelphia, Pennsylvania.

Industry Background

        In recent years, company supply chain operations have come under pressure from a variety of market and economic factors. The sales channels deployed by most companies has grown in both number and complexity. Companies who previously sold to a single class of customers now sell to multiple classes of customers through multiple distribution channels, including traditional retail, direct-to-consumer, through partners and others. Competition has intensified as customers have more options for purchasing goods and services and higher expectations for immediate availability at an attractive price. Furthermore, companies now buy supplies and sell products to customers around the world, requiring more elaborate logistics frameworks, including multiple modes of travel and the requirement to comply with international customs regulations. To address these new challenges, companies are opening up their systems to their suppliers, customers and partners, requiring the capability to communicate with industry standard technologies that is not present in existing legacy systems.

        The ability to manage inventory is a key element in determining a company's financial performance and its ability to satisfy customer demands. Over the years businesses have deployed various technologies to reduce inventory levels, improve inventory turns and ensure that products available for sale are aligned with customer purchasing requirements. Warehouse management systems have traditionally been deployed to manage resources within a distribution center, including space, labor, equipment tasks and material flows.

        More recently, the Internet emerged as a powerful global commerce and communications medium, creating opportunities for companies to conduct business and interact directly with their suppliers and customers. We believe that the rise of the Internet has established a common platform and standards, creating the opportunity to bring increased efficiency to supply chain operations. However, the new relationships created between buyer and seller are driving a fundamental change in order execution and fulfillment, requiring increased synchronization and collaboration among the parties. Since competitive information is easily accessible over the Internet, companies are finding it increasingly difficult to differentiate their offerings solely on product, location or price. Accordingly, we believe that companies must distinguish their product and service offerings by providing reliable delivery and value-added services during the fulfillment process according to the consumers' individual preferences.

        We believe the challenges of modern supply chain execution are more complex than those in the past. These challenges include:

  •
  managing complex fulfillment processes across the supply chain;

  •
  facilitating visibility of inventory, delivery and order status to both customers and suppliers;

  •
  accurately forecasting demand and planning inventory and replenishment;

  •
  providing personalized service during fulfillment, including value-added services such as customer-specific marketing, product assembly and product configuration;

  •
  developing global fulfillment capabilities;

  •
  processing orders from multiple media, including the Internet, facsimile, electronic data interchange and telephone;

  •
  handling significant and rapid increases in the volume of transactions;

  •
  determining optimal locations from which to ship and optimal methods of how to ship inventory; and

  •
  controlling reverse logistics functions such as product recall and product returns.

        In addition to these challenges, companies are faced with the task of rapidly developing their new supply chain capabilities in response to the increased competition for customers.

        Traditionally, supply chain execution systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Moreover, many companies that implemented traditional systems have found that their existing systems do not readily support the proliferation of trading partners and sales channels and do not allow them to provide value added, customer specific order completion on a global scale. In addition, legacy systems are unable to provide the real-time access to supply chain data to interact with newer supply chain planning, optimization, procurement and commerce applications. As a result, we believe many companies must invest in and deploy new supply chain execution software to satisfy their customers, to remain competitive and to achieve optimal operating efficiency and financial performance.

The EXE Technologies Solution

        Our software provides control over fulfillment processes both inside the four walls and yard operations of logistics centers and across a company's entire supply chain network. It manages the fulfillment of orders initiated through both traditional and direct-to-consumer sales channels. Our software gives customers and suppliers a real-time view of customer fulfillment and provides the basis for developing improved inventory management, procurement, logistics and distribution processes and personalized customer-specific order fulfillment. In addition, we complement our software with a global professional services organization, which facilitates implementation, integration and modification of our software to meet the specific needs of our customers.

        We provide the following benefits to our customers:

  •
  Reduced Costs and Improved Efficiency. We believe our software offers customers the opportunity to reduce operating costs by automating and streamlining many of the labor-intensive processes in both traditional and direct-to-consumer related logistics, distribution and inventory management operations. Our software allows companies to implement industry best practices to reduce inventory handling and obsolescence, increase inventory turnover, and optimize labor requirements.

  •
  Increased Revenue Through Reduced Time to Enter New Markets. We believe our software provides all of the functionality necessary for fulfillment in a single, packaged solution. Our easy-to-install applications reduce the time it takes for companies to launch new products, enter new geographic markets, or enhance direct-to-consumer initiatives, while simultaneously automating their traditional supply chains.

  •
  Supply Chain Wide Process Management. Our software enables companies to exercise control over processes that span the supply chains of both their suppliers and customers. These processes may include product recall, returns processing, and merge-in-transit. By automating these workflows and combining them with execution capability, companies are able to maximize the utilization of their supply chain network to reduce costs and improve revenue.

  •
  Customer-Specific Fulfillment. Our software allows companies to treat each transaction individually by automating and coordinating complex fulfillment, assembly, product configuration and customer-specific marketing campaigns across multiple sales channels. Through the personalization of each customer order, companies are able to enhance customer interaction and maximize customer retention.

  •
  Flexibility and Reliability. Our software has the flexibility to be deployed across most major computer systems and can operate in a hosted environment. Our software is expandable to meet growing client needs which is increasingly critical in direct-to-consumer fulfillment environments, as well as in broader enterprise environments that support multiple sales channels. Our software has been proven reliable in high volume businesses that distribute through retail stores or sell directly to customers.

  •
  Visibility. Our software provides a real-time view of customer fulfillment activities and order status across multiple channels and platforms. This allows suppliers to track orders and to implement targeted marketing campaigns at strategic times during the fulfillment cycle.

  •
  Global Capability. Our software currently operates in 17 languages and is designed to accommodate rapid translations of product upgrades. In addition, we and/or our partners provide local service and support from established facilities in North America, Europe, the

    Middle East, Asia and Australia. We believe that our global presence benefits our customers by providing localized service and global customer support.

  •
  Adaptability for Complex New Business Models. Our software is designed to handle complex logistics situations. This adaptability is increasingly critical for third-party logistics providers and exchanges where the ability to handle products owned by multiple companies is fundamental to their success.

Strategy

        Our goal is to be the leading global provider of supply chain execution software. To achieve this goal, we plan to:

  •
  Take Advantage of Our Experience and Established Market Position. We intend to continue to leverage our market position, our strategic relationships and our brand recognition from the traditional warehouse management and distribution market to increase our share of the supply chain execution market. We intend to accomplish this by providing comprehensive, expandable and flexible solutions for our customers as they develop direct-to-consumer initiatives and integrate them with traditional sales channels.

  •
  Use Our International Infrastructure to Gain Global Market Share. We believe there is significant demand for our software solutions in international markets and have established a global infrastructure to target leading businesses worldwide. We provide sales, service and support from locations in North America, Europe, the Middle East, Asia and Australia. Our software is installed in 36 countries and currently operates in 17 languages, including English, Chinese, French, German, Japanese and Spanish. We intend to continue to invest in our infrastructure and increase our sales and marketing efforts in Europe, Asia and South America.

  •
  Expand Our Strategic Alliances. We have established strategic alliances with industry-leading consultants and software systems implementors, including Cap Gemini Ernst & Young, IBM Global Services and PricewaterhouseCoopers, to supplement our direct sales force and professional services organization. These alliances help extend our market coverage and provide us with new business leads and access to trained implementation personnel, which we believe are crucial to the deployment of complex software solutions. We also have alliances with complementary software vendors, such as i2 Technologies, which allow us to offer a comprehensive fulfillment and supply chain execution solution, which includes ordering, transporting, handling, storing and delivering inventory as it moves from manufacturer to the end customer. We will continue to seek to expand the number of companies with which we work to further penetrate our global market.

  •
  Enhance Our Solutions. We have enhanced our products by releasing upgrades and introducing value-added modular components. We believe our customers will continue to demand greater breadth and depth from our solutions, and we intend to broaden our product offerings to integrate additional functionality and new technologies. Our ability to easily add software modules allows us to rapidly introduce new product features and functionality and to penetrate accounts that are in various stages of developing and implementing their business strategies.

  •
  Expand Our Addressable Market Opportunity within Supply Chain Execution. We will extend our product suite to address more of the business processes related to supply chain execution outside the four walls and yard operations of a distribution center. In 2001, for example, we purchased intellectual property that was the basis for EXceed AIM, our adaptive inventory management solution. We will continue to evaluate and develop new solutions that broaden the portfolio of products available for us to sell within our target market.

  •
  Improve our Sales Execution. We have made significant changes to our U.S. sales operations, including new sales executive leadership and sales personnel, with the goal of improving our lead generation activity and sales results. We have recruited experienced enterprise software sales representatives and have begun training the new U.S. sales team on our products and target markets. These new sales representatives are supported by experienced EXE applications experts and professional services personnel.

EXE Software

        Our EXceed software allows companies to deploy integrated fulfillment solutions across multiple distribution centers utilizing multiple computer systems and the Internet. The software includes functionality for:

  •
  operating high-volume fulfillment centers;

  •
  creating customer-specific fulfillment services;

  •
  integrating fulfillment centers to web sites and planning engines;

  •
  optimizing fulfillment center layouts;

  •
  connecting multiple centers with each other and other e-commerce and enterprise systems; and

  •
  managing inventory including demand forecasting and replenishment planning.

        Our EXceed software is designed to run on the most widely used hardware, operating system and database platforms, generating a consistent display of the data to all concurrent users. Depending on our customers' specific needs, EXceed software can be deployed on multiple UNIX environments, Windows NT/2000, IBM O/S 390 and AS 400 with Oracle, SQL Server or DB2 as the database engine.

        Our EXceed software family includes three software suites:

  •
  EXceed Fulfill—manages and controls operations within the fulfillment center, including receiving, stocking, picking, product configuration, packing, shipping, crossdocking, quality assurance, inventory control and reporting.

  •
  EXceed Collaborate—allows users, suppliers and customers to manage workflows and share information across our applications, third party applications and networks of fulfillment centers.

  •
  EXceed AIM (Adaptive Inventory Manager)—allows buyers and planners to forecast demand, generate purchase orders, size orders, allocate product and perform other functions necessary to support the inventory decision-making process.

        The table below describes the components and functionality of the EXceed Fulfill, Collaborate and AIM Suites:

EXceed Fulfill Suite

Components	Functionality
EXceed WMS	Provides functionality for fulfillment center or warehouse management, including order management, receiving, stocking, replenishment, picking, labor control, radio frequency support and task management.
EXceed Value	Automates customer-specific marketing activities and other more complex make-to-order operations.
EXceed Crossdock	Merges inbound products shipped directly from suppliers with inventoried products in a high speed fashion.
EXceed Billing	Generates activity-based charges for storage and labor to charge to customers or divisions.
EXceed Optimize	Simulates and optimizes the attributes of a fulfillment center.
EXceed Appointment	Schedules and coordinates shipping and receiving functions with transportation.
EXceed Labor	Enables labor management and control by time and attendance measurement, assignment monitoring, reasonable expectancies and engineered labor standards.
EXceed Yard	Automates and manages tasks associated with trailers within the property boundaries of a distribution center.
EXceed Analyze	Provides industry and process specific key performance indicators for analyzing foundation data repository.
EXceed Data Exchange	Connects EXceed application components among themselves and with third party applications.

EXceed Collaborate Suite

Components	Functionality
EXceed Insight	Provides a repository of supply chain events, documentation flows, and inventory status.
EXceed Sentinel	Automates quality processes, enables product traceability, tracks and manages shelf life and expiration dates, and facilitates product recall activities.
EXceed Portals	Enables third-party software to link customers and suppliers to fulfillment centers over the Internet, allowing them to view, update and modify inventory levels and status.

EXceed AIM Suite

Components	Functionality
EXceed Adaptive Inventory Manager	Provides forecasting, inventory planning, order generation and review, promotions management, product allocation, intermittent demand analysis, inventory balancing, and performance analysis to aid companies in managing their inventory for profit.

EXE Product Packaging and Pricing

        We offer a variety of packaging options for our software. These options allow us to market our technology to companies in various stages of executing their fulfillment strategies. For example, customers seeking an enterprise fulfillment solution may license our EXceed Fulfill and Collaborate Suites, including all associated components. Companies pursuing less comprehensive initiatives may license single components as stand alone applications, with additional software components to be added later. Flexible packaging options allow our customers to make investments in our technology without necessarily committing to a larger enterprise platform.

        We offer a variety of pricing options which allow our customers to purchase our software for a defined number of users at a single site, a business unit or an entire enterprise. License fees for our products typically range from approximately several hundred thousand dollars to several million dollars. We have recently introduced additional pricing options, including third-party hosting, which we believe will allow us to expand our market presence with small to medium-sized companies.

Professional Services

        We offer a range of professional services that help facilitate the successful implementation and integration of our software with our customers' existing systems. Our professional services offering includes implementation project management, interfacing to existing systems, on-site software training, operational engineering, industrial engineering, software modification and supply chain consulting. Our professional services are billed on a time and material basis or, when requested, on a fixed fee basis.

        Our internally developed Global Execution Methodology, or GEM, is a nine step uniform process for implementing our software. GEM is supported by a globally deployed software application that aids in planning, change management and quality control during the implementation process. The application allows our professional services staff, customers and alliance companies to access project information on a global basis.

        Our professional services personnel have extensive experience in the deployment of fulfillment systems. We assist companies in the implementation of our software and we help them determine how to use our technology in a way that fits their individual fulfillment strategy. We can, if requested, adapt the software to specific customer business practices.

        We believe that the use of outside consulting and service providers is an important component of our strategy to expand our professional services business and support the growth in our software license revenue. We currently intend to expand our relationships with, and reliance on, strategic alliance companies and consultants. We also believe this will allow us to manage the growth of our own professional services group without affecting other parts of our business.

        We provide a comprehensive upgrade and support program through which our customers, should they choose to participate, can receive upgrades to our licensed products and access to our support center. These services are typically offered under annual upgrade and support contracts. Our support center is open year round, seven days per week and twenty-four hours per day. Our support center can remotely access the customers' systems and provide on-line assistance, diagnostics and software upgrades.

        We also offer an intensive education and training program for our customers, employees and third party service providers, either at our offices or at the customer's site, through our EXE University. Students who are certified by EXE University are qualified to implement our software. EXE University also offers an accreditation program for those wishing to train others. We currently offer training in North America, Europe, Asia and Australia.

Sales and Marketing

        We have multi-disciplined sales teams that consist of sales, technical and sales support professionals. Our senior management also takes an active role in our sales efforts. We market and sell our software through our direct sales force, which is located in North America, Europe, the Middle East, Asia and Australia, and through our strategic alliances. In North America, our sales organization is focused on targeted vertical markets and geographic regions, with resources assigned to retail, manufacturing and third-party logistics. In Europe and Asia, our sales organization is deployed by geographic region, but targets the same vertical markets as in North America.

        We have sales offices in the Dallas, Philadelphia, London, Paris, Amsterdam, Munich, Dubai, Tokyo, Seoul, Hong Kong, Singapore, Kuala Lumpur and Melbourne metropolitan areas. As of December 31, 2001, our worldwide sales organization consisted of 77 employees. We also supplement our sales organization with our Alliance Sales Program. We use this program to sell to companies around the world that we do not service directly and to supplement our sales initiatives in certain overseas markets.

        Our marketing organization uses a variety of programs to support our sales efforts, including:

  •
  market and product research and analysis;

  •
  product and strategy updates with industry analysts;

  •
  public relations activities and speaking engagements;

  •
  Internet-based and direct mail marketing programs;

  •
  seminars and trade shows;

  •
  brochures, data sheets and white papers; and

  •
  web site marketing.

        As of December 31, 2001, our marketing organization consisted of nine employees.

Strategic Alliances and Relationships

        Another key element of our growth strategy is the formation of strategic relationships with industry leaders whose business offerings complement our own. We believe that these relationships will allow us to scale our business rapidly and effectively by enabling the expansion of our:

  •
  global brand;

  •
  qualified sales opportunities;

  •
  capacity to effectively implement our software offerings for new and existing customers; and

  •
  ability to deliver enhanced value to our customers.

        We have established relationships with large, international systems integrators and consulting services companies, including Cap Gemini Ernst & Young, IBM Global Services and

PricewaterhouseCoopers. Under these relationships, we provide referrals for services work or subcontract work to these companies in connection with the installation of our software. These companies may provide referrals of potential licensees to us. In general, the relationships are governed by short-term, non-exclusive, renewable written or oral contracts, with limited or no up-front financial commitments. Some of the contracts provide for compensation to the referring party, typically in the form of a commission or finder's fee upon conclusion of a transaction. We intend to expand these relationships and add new relationships to increase our capacity to sell and implement our products on a global basis. Our existing alliances have been aligned to coincide with our target vertical markets. We will continue to pursue relationships that enhance our strategy in industry-specific marketplaces.

        We also have relationships with vendors of complementary software including IBM, i2 Technologies, Microsoft and Oracle. For example, we extended our existing relationship with i2 and began integrating our EXceed software into i2's Omx and DSS solutions to provide a combined order management and fulfillment solution. We also have a resale agreement with i2 under which we resell i2's transportation management, transportation optimization and global visibility solutions, and i2 resells our EXceed fulfillment software suites under an OEM arrangement. In general, the relationships are governed by short-term, non-exclusive, renewable contracts, with limited or no up-front financial commitments. These relationships typically involve reseller or marketing arrangements, or both, under which the reseller or marketer is compensated by the vendor in the form of discounts or commissions. We intend to pursue additional relationships with vendors of complementary software to increase our ability to deliver enhanced value to our customers.

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

Customers

        We have targeted and will continue to target selected vertical industries characterized by large product selections, high transaction volumes and increased demands for personalized fulfillment, including traditional and direct-to-consumer retailers, manufacturers and outsourced direct-to-consumer and third-party logistics providers. The following is a list of our top 30 customers and industries by revenue for December 31, 2001:

Retail and Distribution	Retail and Distribution (Continued)
Abastex (Grupo Bimbo)	Kaunet
Ahold USA	MDV Nash Finch
Brookshire Grocery	Nash Finch
CSC Distribution	Publix
Fleming Foods	QVC
H.E. Butt	Safeway
Home Interiors	Sobey's
Hy-Vee	World
Third-Party Logistics	Manufacturing and Other
Bax Global	British Ministry of Defense
DHL	Ford Motor Company
FedEx	Gefco
Maersk & Mercantile	General Motors
Mayne Logistics	SALTS—SRADF
Ryder Logistics	Sprint North Supply
Sanyo Logistics
UPS Worldwide Logistics

        Our top five customers, in the aggregate, accounted for 15.3%, 15.8% and 13.4% of total revenues in each of the years ended December 31, 1999, 2000 and 2001. No single customer accounted for 5% or more of our revenue during the three years ended December 31, 2001.

        Our license agreements with our customers are typically perpetual in duration. Our support and upgrade services contracts ordinarily are annual contracts, subject to renewal. Our professional services agreements are relatively short in duration, lasting anywhere from a few months to a year, depending on the project requirements.

Research and Development

        As of December 31, 2001, we had 80 full time employees and 4 contractors engaged in research and development. This team is responsible for product planning and design, development of functionality within the EXceed Fulfill, Collaborate and AIM suites and general release and quality assurance functions.

        We also use third-party resources to augment our own development efforts for specific projects from time to time. We believe this provides us access to a skilled labor pool, more rapid development cycles and a cost-effective solution to our research and development needs. In addition, we complement our product suite with certain specialized products developed by third parties including C3 Solutions and IntelliCyber. We distribute these products under the EXE name and pay a royalty to the vendor as these products are sold.

Competition

        The market for fulfillment solutions is intensely competitive, fragmented and subject to rapid technological change. The principal competitive factors in this market include:

  •
  adherence to emerging technology standards;

  •
  comprehensiveness of applications;

  •
  adaptability and flexibility;

  •
  immediate, interactive capability with customer and partner systems;

  •
  financial viability;

  •
  global capability;

  •
  references from existing customers;

  •
  industry domain experience and expertise;

  •
  ability to support specific industry requirements;

  •
  ease of application use and deployment;

  •
  speed of implementation;

  •
  customer service and support; and

  •
  initial price and total cost of ownership.

        We believe that we compete favorably with competitors in terms of our technology, global presence, targeted vertical focus, and comprehensiveness of our solutions.

        Our competitors include companies or groups that:

  •
  focus on providing fulfillment applications, such as Catalyst International, Inc., Highjump, Logility, LIS, McHugh Software International, Manhattan Associates, Optum, Inc. and Provia;

  •
  offer enterprise platforms for order management, fulfillment and inventory management, such as IMI, Oracle, JDA, Retek, and SAP; and

  •
  service internal customers, such as internal information technology groups.

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

Intellectual Property

        Our intellectual property rights are significant and are critical to our success and our ability to compete. We rely on intellectual property laws, including copyright, trademark, trade secret and other laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. Under the terms of our agreements with our customers, we usually own all modifications to our software that are implemented for a customer. We believe, however, that these steps to protect our intellectual property afford only limited protection to us, particularly on an international basis. We do not currently have any patents issued or patent applications pending. We give some of our customers, alliance companies, resellers and development partners access to our software program instructions, or source code, and other intellectual property in certain limited circumstances when necessary to facilitate a project. In addition, our source code is held in escrow to be released to customers on specific events such as bankruptcy or inability to provide contractually obligated support. Access to our source code may create a risk of disclosure or other inappropriate use.

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

        Also, we may desire or be required to renew or to obtain licenses from others to enable us to develop and market commercially viable products and to run our internal software systems, including for financial reporting and other purposes. We can give no assurances that any necessary licenses will be available on reasonable terms in the future, if at all.

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

        We have received notices from five customers requesting defense and indemnification for patent claims in lawsuits brought or threatened against them by a third party with respect to the use of bar code technology. We are currently investigating these claims. We have become aware that several manufacturers of bar code scanning equipment are challenging the underlying patents in a separate lawsuit, and we continue to monitor the progress of this litigation. Based on our investigation to date, we do not believe that we have an obligation to defend or that we ultimately will have liability for the indemnification requests of customers. However, if the various disputes are resolved unfavorably to us, then they could have a material adverse effect on our business, operations and financial condition. For example, we may be required to modify our software, obtain additional licenses and defend and indemnify our customers. Furthermore, our future customers may be required to obtain additional licenses in order to use our software.

Employees

        As of December 31, 2001, we had a total of 519 employees, of which 80 were in research and development, 86 were in sales and marketing, 87 were in finance and administration, and 266 were in professional services and support. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Foreign Operations

        In 1999, 2000, and 2001 the revenues from our foreign operations were $35.0 million, $46.9 million, and $44.9 million, respectively. At December 31, 1999, 2000, and 2001, the assets from our foreign operations were $11.4 million, $10.3 million, and $5.0 million, respectively.

ITEM 2. PROPERTIES

        Our corporate headquarters occupy approximately 195,000 square feet in Dallas, Texas. Our lease for this facility expires in January 2015. Our facility in Philadelphia, Pennsylvania currently occupies approximately 21,000 square feet. Our lease for this facility expires in July 2006. We believe these existing facilities will be adequate to meet our needs for the next 12 months. We also lease offices in London, Paris, Amsterdam, Munich, Dubai, Tokyo, Seoul, Hong Kong, Kuala Lumpur, Singapore and Melbourne.

ITEM 3. LEGAL PROCEEDINGS

        We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of our pending legal proceedings cannot be determined, we believe that the final outcome of these matters will not seriously harm our business. Information concerning asserted and potential claims regarding our intellectual property is discussed above under "Item 1. Business—Intellectual Property."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Executive Officers

        The following table sets forth information regarding our current executive officers:

Name	Age	Position
Raymond R. Hood	42	Chairman of the Board of Directors and Chief Executive Officer
Kenneth J. Powell	41	President and Chief Operating Officer
Michael A. Burstein	38	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Mark R. Weaser	39	Senior Vice President and Managing Director, Asia Pacific/Japan

        Raymond R. Hood has served as the Chairman of our Board of Directors since March 2002 and as our Chief Executive Officer and as a director since September 1997. From September 1997 to March 2001, Mr. Hood also served as our President. From 1990 to September 1997, Mr. Hood served as chief executive officer of Neptune, a provider of supply chain execution software and services, and predecessor of the Company, which he co-founded with Adam Belsky, one of our directors.

        Kenneth J. Powell has served as our President and Chief Operating Officer since March 2001. Prior to joining us, Mr. Powell was an executive with BroadVision, Inc., a provider of enterprise self-service applications, from September 1999 to February 2001. At BroadVision, Mr. Powell held various positions including executive vice president and general manager of worldwide marketing and vice president of Americas field sales operations. From September 1997 to September 1999, Mr. Powell was the vice president and general manager of global professional services for Network Associates, Inc., a provider of computer security software, and served as vice president of sales, central United States for its predecessor, McAfee Associates. Prior to these positions, Mr. Powell served six years in a variety of capacities at Oracle Corporation.

        Michael A. Burstein has served as our Senior Vice President, Finance, Chief Financial Officer and Treasurer since November 1999. From August 1999 to November 1999, he served as our Director, Corporate Finance and Assistant Treasurer. Prior to joining us, Mr. Burstein served as the chief financial officer of Sequel Systems, Inc., a provider of information solutions to the telecom industry, from August 1998 to August 1999. From 1996 to 1998, Mr. Burstein served as the chief financial officer of Paradigm Geophysical Ltd., a provider of information solutions to the oil and gas industry.

        Mark R. Weaser has served as our Senior Vice President and Managing Director, Asia Pacific/Japan since July 2001. From January 2000 to July 2001, Mr. Weaser served as our Senior Vice President, International Operations. From September 1997 to January 2000, Mr. Weaser served as our Managing Director of Asia Pacific and served in the same position for Neptune since August 1996. From July 1995 to July 1996, he was the Asia vice president for Telxon Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on the Nasdaq National Market on August 4, 2000 under the symbol "EXEE." Prior to that time, there had been no market for our common stock. The following table sets forth the high and low sales price range information per share of our common stock on the Nasdaq National Market for the indicated periods.

	PRICE RANGE
CALENDAR YEAR
	HIGH	LOW
2000
Third Quarter (beginning August 4, 2000)	$21.000	$7.875
Fourth Quarter	$19.125	$7.750
2001
First Quarter	$16.000	$5.060
Second Quarter	$9.500	$3.500
Third Quarter	$5.910	$1.770
Fourth Quarter	$5.130	$1.760

        The number of record holders of our common stock as of March 15, 2002 was 193. We believe that a larger number of beneficial owners hold shares of our common stock in depository or nominee form.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

Use of Proceeds

        The Company completed its initial public offering of 8.0 million shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106, effective August 3, 2000) on August 9, 2000. Total proceeds from the offering, including the exercise of the over-allotment option with respect to an additional 840,000 shares of common stock, were approximately $63.9 million, net of underwriting discounts and commissions of approximately $5.0 million and other fees and expenses of approximately $1.8 million.

        From the date of receipt through December 31, 2001, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	$3.4 million
Working capital	$8.1 million

Total	$28.1 million

        The remainder of the proceeds has been invested in investment grade corporate and government securities and money market funds. We intend to use the remaining proceeds for research and development activities; expenditures on sales and marketing, consulting services, and general and administrative personnel; systems costs; and working capital and general corporate purposes, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our business. None of the net proceeds of the offering were paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliates of ours.

ITEM 6. SELECTED CONSOLITATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from our audited consolidated financial statements included elsewhere in this document. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited financial statements for the years then ended, which are not included in this document.

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

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Software license	$8,429	$22,418	$25,390	$38,665	$24,649
Services and maintenance	12,781	59,758	64,103	68,708	61,586
Resale of software and equipment	5,562	9,114	7,307	8,215	9,343

Total revenue	26,772	91,290	96,800	115,588	95,578
Cost and expenses:
Cost of software licenses	749	234	254	1,391	720
Cost of services and maintenance	9,967	46,474	53,473	53,585	41,166
Cost of resale of software and equipment	4,129	7,206	5,851	6,607	7,613
Sales and marketing	6,721	23,664	24,464	25,496	27,814
Research and development	3,534	15,473	11,544	9,578	14,605
General and administrative	4,263	12,670	14,888	14,445	18,280
Amortization of intangibles	1,430	4,452	4,819	4,615	8,435
Warrant and stock compensation expense	—	285	3,321	2,762	1,574
Write-off of in-process research and development	2,700	—	—	—	—
Impairment of intangibles	—	—	—	—	26,680
Loss on lease abandonment	—	1,000	288	—	10,184
Employee severance and other facility closure costs	—	—	1,952	—	4,110

Total costs and expenses	33,493	111,458	120,854	118,479	161,181

Operating income (loss)	(6,721)	(20,168)	(24,054)	(2,891)	(65,603)
Other income (expense)	(208)	(14)	(2,030)	(441)	1,891

Income (loss) before minority interest and taxes	(6,929)	(20,182)	(26,084)	(3,332)	(63,712)
Minority interest in subsidiary loss (income)	76	(30)	—	—	(161)

Income (loss) before income taxes	(6,853)	(20,212)	(26,084)	(3,332)	(63,873)
Provision (benefit) for income taxes	(225)	(578)	—	—	51

Net income (loss)	$(6,628)	$(19,634)	$(26,084)	$(3,332)	$(63,924)

Net income (loss) per share—basic and diluted	$(0.59)	$(1.24)	$(1.62)	$(0.12)	$(1.41)
Shares used in computing net income (loss) per share—basic and diluted	11,228	15,885	16,096	26,800	45,370
	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,653	$780	$8,932	$39,820	$30,250
Working capital	12,039	1,135	920	56,359	41,331
Total assets	56,407	57,063	67,670	116,580	91,070
Long-term debt (less current portion)	17	5,420	5,333	102	996
Stockholders' equity	37,765	24,824	21,233	87,044	53,556

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide software that drives customers' supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. Our software solutions deliver the vital, frontline supply chain intelligence necessary to drive customer execution decisions and processes. Our products and services help customers worldwide to increase revenue, reduce distribution costs, manage inventory across the supply chain, and improve customer loyalty and satisfaction.

Our Formation

        We began operations following the acquisition of Dallas Systems by Neptune in September 1997. For accounting purposes, the acquisition was accounted for as a purchase of Dallas Systems by Neptune. Prior to the acquisition, Neptune was focused on delivering packaged supply chain execution software solutions primarily for manufacturing and third party logistics companies. Dallas Systems was focused on the development and sale of supply chain execution software solutions, primarily for retail companies, capable of operating in complex business environments. Dallas Systems also provided implementation and consulting services.

Our Revenue

        Revenue has been primarily provided from our EXceed Fulfill products. Our revenue decreased from $115.6 million in 2000 to $95.6 million in 2001. Prior to 2001, our revenue increased from $26.8 million in 1997, to $91.3 million in 1998, to $96.8 million in 1999, to $115.6 million in 2000. We believe the interruption to our growth trend in 2001 was largely attributable to the global slowdown in customer spending for large-scale IT projects and the economic conditions that worsened after the September 11, 2001 terrorist attacks upon the United States.

        We derive our revenue from:

  •
  the sale of software licenses, which we recognize as software license revenue;

  •
  product related consulting, training, maintenance and support, which we recognize as services and maintenance revenue; and

  •
  the resale of hardware and software, which we recognize as resale of software and equipment revenue.

        In January 2000, we sold our mainframe services and maintenance practice to an unrelated third-party consulting firm in exchange for royalties that will be received on future revenue generated by customers using this product. Services and maintenance revenue associated with this product as a percentage of total services and maintenance revenue represented 12.5% and 7.5%, respectively, for the years ended December 31, 1998 and 1999. The royalties earned by us are based upon a declining percentage of the consulting firm's services and maintenance revenues generated from customers using our mainframe product, subject to a maximum of $425,000 per year. The percentages of revenue are: 20.0% for the first two years, 15.0% for the third year, 10.0% for the fourth and fifth years and 5.0% for each year after the fifth year. The agreement is perpetual, but may be terminated at our option in the event of default by the consulting firm. Royalties recognized in 2001 and 2000 totaled $234,000 and $425,000, respectively. We do not expect these royalties to be a material portion of our future services and maintenance revenues. The royalties are included as a component of services and maintenance revenue.

Software Pricing and Professional Services

        We offer a variety of pricing options which allow our customers to purchase our software for a defined number of users at a single site, a business unit or an entire enterprise. We market and sell our software and services through our direct sales force which is located in North America, Europe, the Middle East, Asia and Australia and through our strategic alliance relationships. We continue to look for opportunities to expand our international sales activities by considering additional offices in Europe, Asia and South America and by expanding the size of our existing offices. In addition, we intend to pursue additional relationships with vendors of complementary software to increase our ability to deliver enhanced value to our customers.

        We offer a range of professional services that help facilitate the successful implementation and integration of our software with our customers' existing systems. Our professional services offering includes installation, implementation project management, interfacing systems, on-site software training, operational engineering, industrial engineering, software modification and supply chain consulting. Our professional services are billed on a time and material basis or, when requested, on a fixed fee basis. For the years ended December 31, 2001 and 2000, approximately 14.6% and 11.0%, respectively, of our total revenue was derived from fixed fee contracts.

Acquisitions

        On January 25, 2001, we completed the acquisition of AllPoints Systems, Inc. (AllPoints) of Norwood, Massachusetts. The transaction was completed in a stock-for-stock merger in which we issued 1,590,357 shares of our common stock and assumed options for an additional 409,606 shares of our common stock in exchange for all of the outstanding securities of AllPoints. The transaction was accounted for as a purchase. The goal of this acquisition was to strengthen our product offerings in the high volume, piece pick and parcel environments that were critical to the direct-to-consumer and e-commerce market segments. Shortly after the acquisition was completed, the market for these products declined significantly. During 2001, we were unable to sell new licenses for the AllPoints products, and expenses associated with the AllPoints subsidiary, excluding amortization, exceeded revenues by approximately $2.4 million. Additionally, approximately $4.9 million of cash was used to acquire the obligations and operate the AllPoints subsidiary during the twelve months ended December 31, 2001. As a result, in November of 2001 we determined there would be no further sales or marketing efforts regarding this product line, most of the remaining AllPoints employees were terminated, and the remaining $26.7 million of intangibles associated with this acquisition were judged to be impaired and written off.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. On an on-going basis, management evaluates its estimates and judgments. There can be no assurance that actual results will not ultimately differ from those estimates.

        Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        We recognize software license revenue under Statement of Position, or SOP, No. 97-2. Under SOP No. 97-2, software license revenue is recognized upon execution of a contract and delivery of the software, provided that the license fee is fixed and determinable, no significant production, modification or customization of the software is required, vendor specific objective evidence of fair value exists to allow for the allocation of the total fee to elements of the arrangement, and collection of the license fee is considered probable by management. Product related maintenance and support revenue is generally recognized equally over the term of the contract, which is typically one year. Revenue from product related consulting and training is recognized as these services are performed, typically on a time and materials basis. A portion of our product related consulting and training revenue is derived from engagements that are performed for a fixed price. Fixed price engagements require us to estimate the percentage of the contract that is complete to determine the revenue and costs from these arrangements. Recognized revenue and profit from fixed price engagements are subject to revisions as the contract progresses to completion. Revenue from resale of software and equipment is recognized upon receipt of a purchase order and shipment of the software and equipment to the customer provided payment terms are fixed and determinable, no significant production, modification, or customization is required, and collection is considered probable by management.

Allowance for Doubtful Accounts and Adjustments

        Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. A receivable can deteriorate as a result of an impairment of the customer's ability to make payments and may result in changes in the required reserves. Additionally, collection of a receivable may become doubtful due to a dispute with a customer which arises subsequent to the delivery of our products and services. We are required to estimate the collectibility of our trade receivables when we initially record revenue from our customers and to continue assessing our ability to collect until the ultimate realization of these receivables is determined. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet their financial obligations to us, our estimates of recoverability of amounts due us could be reduced by a material amount.

Goodwill and Intangible Impairment

        In assessing the recoverability of our goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the year ended December 31, 2001, an impairment charge of approximately $26.7 million was recorded for the impairment of intangibles associated with the acquisition of AllPoints. If our estimates for cash flows or other factors and assumptions change, further impairment charges might be recorded in the future.

Accruals for Lease Abandonment and Employee Termination Costs

        Included in our accruals are reserves for the losses on lease abandonment and costs for employee severance and other costs associated with facility closures. These reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Related Party Transactions

        We have full recourse notes receivable from various officers of the Company. These notes receivable are secured by stock and options of our company and these loans are subject to forgiveness in the event of termination of employment due to death or disability, or if termination happens without cause or, in certain cases, for good reason following a change in control. Based on our March 1, 2002 stock price of $2.05, the value of the notes receivable exceed the underlying value of the stock and options collateral by approximately $1.0 million.

Contingencies

        We are subject to proceedings, lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or approach such as change in settlement strategy.

Results of Operations

        The following table sets forth our statement of operations data as a percentage of total revenue for the three years ended December 31, 1999, 2000 and 2001:

	Years Ended December 31,
	1999	2000	2001
As a Percentage of Total Revenue:
Revenue:
Software license	26.2%	33.5%	25.8%
Services and maintenance	66.2	59.4	64.4
Resale of software and equipment	7.6	7.1	9.8

Total Revenue	100.0	100.0	100.0
Cost and expenses:
Cost of software licenses	0.3	1.2	0.7
Cost of services and maintenance	55.2	46.3	43.1
Cost of resale of software and equipment	6.0	5.7	8.0
Sales and marketing	25.3	22.1	29.1
Research and development	11.9	8.3	15.3
General and administrative	15.4	12.5	19.1
Amortization of intangibles	5.0	4.0	8.8
Warrant and stock compensation expense	3.4	2.4	1.6
Impairment of intangibles	—	—	27.9
Loss on lease abandonment	0.3	—	10.7
Employee severance and other facility closure costs	2.0	—	4.3

Total costs and expenses	124.8	102.5	168.6

Operating loss	(24.8)	(2.5)	(68.6)
Other income (expense)	(2.1)	(0.4)	2.0

Loss before minority interest and taxes	(26.9)	(2.9)	(66.6)
Minority interest in subsidiary income	—	—	(0.2)

Loss before income taxes	(26.9)	(2.9)	(66.8)
Provision for income taxes	—	—	0.1

Net loss	(26.9)%	(2.9)%	(66.9)%

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

  Revenue

        Total Revenue.    Total revenue decreased by $20.0 million, or 17.3%, to $95.6 million for the year ended December 31, 2001, from $115.6 million for the year ended December 31, 2000. International revenue accounted for 46.9% of total revenue in 2001 and 40.5% of total revenue in 2000. No single customer accounted for more than 5.0% of total revenue in 2001 or 2000.

        Software License.    Software license revenue declined $14.0 million, or 36.3%, to $24.7 million for the year ended December 31, 2001, from $38.7 million for the year ended December 31, 2000. This decline was primarily attributable to the global slowdown in customer spending for large-scale IT projects during 2001. The decline was most significant during the third and fourth quarters of 2001 that were further adversely impacted by the terrorist attacks upon the United States on September 11, 2001. North America and Europe both experienced declines in license sales, while license sales in Asia Pacific improved slightly as a result of improved revenues from alliance and industry partners and from early market acceptance of some of our recently introduced EXceed Collaborate Suite of products. During the past several months, we have made significant changes to our U.S. sales operations, including new sales executive leadership and sales personnel with the goal of improving our lead generation activity and sales results. Improved sales execution, combined with wider opportunities for sales from the introduction of additional new EXceed Collaborate Suite products and the new EXceed AIM product are the focus for improving software license revenue.

        Services and Maintenance.    Services and maintenance revenue decreased $7.1 million, or 10.4%, to $61.6 million for the year ended December 31, 2001, from $68.7 million for the year ended December 31, 2000. The decrease was attributed to lower software sales caused by the global slowdown in customer spending for large-scale IT projects during 2001, which reduced our services and maintenance revenue opportunities. Most of the declines were in North America and Europe and were consistent with the declines in software license revenues. The decline in consulting and training revenue for the year ended December 31, 2001 was 15.3% when compared with the consulting and training revenue in the prior year. This decline is largely attributable to the continuing decline of service revenue from the EXceed Fulfill WMS Unix-based products (formerly known as EXceed 2000 warehouse management system product). These products have been largely replaced by our newer EXceed Fulfill WMS products that feature flexible data handling for complex distribution environments and provide a more easily deployed solution. These declines were partially offset by a 12.0% improvement in maintenance revenue for the year ended December 31, 2001 which is attributed to additional maintenance revenue from new sales and maintenance renewals.

        Resale of Software and Equipment.    Resale software and equipment revenue increased $1.1 million, or 13.7%, to $9.3 million for the year ended December 31, 2001, from $8.2 million for the year ended December 31, 2000. The increase was largely due to significant sales to a single customer that provided 25.5% of the resale revenue during 2001.

  Costs and Expenses

        Cost of Software Licenses.    Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses decreased $0.7 million, or 48.3%, to $0.7 million for the year ended December 31, 2001, from $1.4 million for the year ended December 31, 2000. The decrease was due to a decline in license revenues during the twelve months ended December 31, 2001 and the inclusion in the prior year of the cost of purchasing a partner's transportation management software that was sold to our customer to operate in concert with our EXceed Fulfill products. Cost of software licenses represented 2.9% of software license revenue for the year ended December 31, 2001 and 3.6% of software license revenue for the year ended December 31, 2000.

        Cost of Services and Maintenance.    Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, interfacing, consulting and training services, hotline telephone support, new releases of software and updating user documentation. Cost of services and maintenance decreased $12.4 million, or 23.2%, to $41.2 million for the year ended December 31, 2001, from $53.6 million for the year ended December 31, 2000. The decrease was caused by a reduction in the number of full time employees and contracted services and maintenance staff in response to the decline in the market for global IT spending during the current year. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 66.8% for the year ended December 31, 2001, from 78.0% for the year ended December 31, 2000. The decrease in cost as a percentage of services and maintenance revenue was due to efforts to improve productivity (i.e., higher revenue generated per employee).

        Cost of Resale of Software and Equipment.    Cost of resale of software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment increased $1.0 million, or 15.2%, to $7.6 million for the year ended December 31, 2001, from $6.6 million for the year ended December 31, 2000. The increase was due to a higher sales volume of resale software and equipment, which resulted in higher purchase costs. As a percentage of resale of software and equipment revenue, cost of resale of software and equipment was 81.5% for the year ended December 31, 2001 and 80.4% for the year ended December 31, 2000.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses increased $2.3 million, or 9.1%, to $27.8 million for the year ended December 31, 2001, from $25.5 million for the year ended December 31, 2000. The increase in sales and marketing expense was largely attributable to the additional sales and marketing expense associated with the acquisition of the AllPoints operations and bad debt expenses associated with bankrupt direct-to-consumer and e-commerce companies and write-offs of license sales receivables in Japan caused by the severe recession conditions. As a percentage of total revenue, sales and marketing expenses increased to 29.1% for the year ended December 31, 2001, from 22.1% for the year ended December 31, 2000. The increase in sales and marketing expense as a percentage of total revenue was the result of lower-than-anticipated revenue due to the current economic environment.

        Research and Development.    Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses increased $5.0 million, or 52.5%, to $14.6 million for the year ended December 31, 2001, from $9.6 million for the year ended December 31, 2000. The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired to develop and enhance our EXceed Collaborate Suite of products. As a percentage of total revenue, research and development expenses increased to 15.3% for the year ended December 31, 2001, from 8.3% for the year ended December 31, 2000. This increase in the level of spending as a percentage of total revenue for the year ended December 31, 2001 was due to the lower-than-anticipated revenues caused by the current economic environment.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs increased $3.8 million, or 26.6%, to $18.3 million for the year ended December 31, 2001, from $14.4 million for the year ended December 31, 2000. The increase in general and administrative expenses was due to higher personnel-

related expenses associated with the acquisition of AllPoints, opening and staffing new offices in Benelux, France, and Germany, and increased consulting and contract services costs associated with outsourcing and upgrading internal information systems. As a percentage of total revenue, general and administrative expenses increased to 19.1% for the year ended December 31, 2001, from 12.5% for the year ended December 31, 2000. This increase in the level of spending as a percentage of total revenue for the year ended December 31, 2001 was due to the lower-than-anticipated revenues caused by the current economic environment.

        Amortization of Intangibles.    Amortization of intangibles increased $3.8 million to $8.4 million for the year ended December 31, 2001, from $4.6 million for the year ended December 31, 2000. The increase in amortization primarily relates to intangibles acquired in connection with the acquisition of AllPoints, all of which were written off in November 2001.

        Non-Cash Warrant and Stock Compensation.    Non-cash warrant and stock compensation expense decreased $1.2 million to $1.6 million for the year ended December 31, 2001, from $2.8 million for the year ended December 31, 2000. Warrant expense decreased $1.0 million for the year ended December 31, 2001 versus 2000 due primarily to stock warrants that were issued in 1999 in connection with a consulting agreement with an independent third party. Additionally, stock compensation expense decreased $0.7 million for the year ended December 31, 2001 due to terminations prior to full vesting that reduced the amount of amortization for deferred compensation recorded in connection with stock options granted to employees between October 1999 and June 2000. This was offset by $0.5 million of new amortization on deferred compensation recorded in the current year associated with the acquisition of AllPoints and the employment of an executive officer. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.

        Impairment of Intangibles.    Impairment of intangibles was $26.7 million for the year ended December 31, 2001. This write-off relates to intangibles acquired in connection with the acquisition of AllPoints that are impaired due to decisions to no longer sell and market AllPoints' products or utilize its technology in future product offerings.

        Loss on Lease Abandonment and Employee Severance and Other Facility Closure Costs.    During the year ended December 31, 2001, we announced and implemented plans to reduce costs and improve operating efficiency. Loss on lease abandonment and employee severance and other facility closure costs was $14.3 million for the year ended December 31, 2001. These charges included $10.2 million in abandonment of certain leased office space less estimated sublease rentals at facilities in North America and in Europe, $3.5 million for severance and other employee related costs for the termination of 233 employees, $0.3 million for disposal of fixed assets, and $0.3 million for abandonment of leased equipment and other facility closure costs. As of December 31, 2001, cash charges of $3.3 million have been applied against these accruals and the remaining liability of approximately $11.0 million is expected to be paid through 2007.

  Other Income (Expense) Items

        Other Income (Expense).    Other income increased $2.3 million to an income of $1.9 million for the year ended December 31, 2001, from a loss of $0.4 million for the year ended December 31, 2000. The improvement in other income is due to higher interest income of $0.7 million and lower interest expense of $1.1 million, and a reduction in other losses of $0.5 million that is largely attributed to a reduction in foreign exchange losses due to the implementation of a foreign currency-hedging program in 2001.

        Income Tax.    A tax provision of $0.1 million was recognized during the year ended December 31, 2001 for foreign income taxes. No income tax benefit was recorded during the years ended

December 31, 2001 and 2000 due to the uncertainty of the timing and amount of future taxable income.

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

        Software License.    Software license revenue increased $13.3 million, or 52.3%, to $38.7 million for the year ended December 31, 2000, from $25.4 million for the year ended December 31, 1999. This improvement was due to a 50.9% increase in license sales in Asia Pacific that was primarily attributed to a $4.1 million increase from the growth of operations in Japan and Korea. Additionally, the demand increased for our latest EXceed Fulfill WMS products that feature flexible data handling for complex distribution environments and provide a more easily deployed solution, especially in the direct-to-consumer markets.

        Services and Maintenance.    Services and maintenance revenue increased $4.6 million, or 7.2%, to $68.7 million for the year ended December 31, 2000, from $64.1 million for the year ended December 31, 1999. The increase was due to higher software license sales in 2000 as compared to 1999, which generated higher services and maintenance revenue opportunities. During the year ended December 31, 2000, services and maintenance revenue continued to shift towards our more easily deployed, latest EXceed Fulfill WMS products that feature flexible data handling for complex distribution environments, an increase of $15.1 million, and away from our EXceed Fulfill WMS Unix base products, a decline of $7.7 million from 1999. Additionally, in January 2000 we sold our mainframe services and maintenance practice in exchange for a royalty that will be received on future revenue generated by these mainframe customers, resulting in a $3.8 million decline in services and maintenance revenue for the year ended December 31, 2000. This decrease was partially offset by an increase of $1.0 million in product related training for the same time period.

        Resale of Software and Equipment.    Resale of software and equipment revenue increased $0.9 million, or 12.4%, to $8.2 million for the year ended December 31, 2000, from $7.3 million for the year ended December 31, 1999. The increase was due to higher software license sales in 2000 as compared to 1999, which generated greater resale of software and equipment revenue opportunities.

  Costs and Expenses

        Cost of Software Licenses.    Cost of software licenses increased $1.1 million, or 448%, to $1.4 million for the year ended December 31, 2000, from $0.3 million for the year ended December 31, 1999. The increase was due to the cost of purchasing a partner's transportation management software solution that was sold to a customer. The customer purchased the transportation management software to operate in concert with our EXceed Fulfill products. Cost of software licenses represented 3.6% of software license revenue for the year ended December 31, 2000 and 1.0% of software license revenue for the year ended December 31, 1999.

        Cost of Services and Maintenance.    Cost of services and maintenance increased $0.1 million, or 0.2%, to $53.6 million for the year ended December 31, 2000, from $53.5 million for the year ended December 31, 1999. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 78.0% for the year ended December 31, 2000, from 83.4% for the year ended December 31, 1999. The decrease in cost as a percentage of services and maintenance revenue was due to an increase in productivity as we continued the transition from our EXceed Fulfill WMS

Unix base and mainframe products to our latest EXceed Fulfill WMS products that feature flexible data handling for complex distribution environments and provide a more easily deployed solution.

        Cost of Resale of Software and Equipment.    Cost of resale of software and equipment increased $0.7 million, or 12.9%, to $6.6 million for the year ended December 31, 2000, from $5.9 million for the year ended December 31, 1999. The increase was due to a higher sales volume of resale software and equipment, which resulted in higher purchase costs. As a percentage of resale of software and equipment revenue, cost of resale of software and equipment was 80.4% for the year ended December 31, 2000 and 80.1% for the year ended December 31, 1999.

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

        Research and Development.    Research and development expenses decreased $1.9 million, or 17.0%, to $9.6 million for the year ended December 31, 2000, from $11.5 million for the year ended December 31, 1999. The decrease in research and development expenses was related primarily to a reduction in the number of employees used to develop our products. As a percentage of total revenue, research and development expenses decreased to 8.3% for the year ended December 31, 2000, from 11.9% for the year ended December 31, 1999. This decline in spending for the year ended December 31, 2000 was due to the completion of the initial releases and testing of the new EXceed Fulfill WMS product core.

        General and Administrative.    General and administrative costs decreased $0.5 million, or 3.0%, to $14.4 million for the year ended December 31, 2000, from $14.9 million for the year ended December 31, 1999. The decrease in general and administrative expenses was due to a reduction in personnel expenses and outside legal fees. As a percentage of total revenue, general and administrative expenses declined to 12.5% for the year ended December 31, 2000, from 15.4% for the year ended December 31, 1999.

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

        Loss on Lease Abandonment and Employee Severance and Other Facility Closure Costs.    Loss on lease abandonment and employee severance and other facility closure costs was $2.2 million for the year ended December 31, 1999. These costs included a charge of $0.7 million for the termination of 97 services, sales, development, and administrative employees; $0.8 million for the abandonment of certain leased office space less estimated sublease rentals for the corporate facility in Dallas, Texas and a sales and service office in Australia; and $0.4 million for the abandonment of leased equipment and disposal of other fixed assets. Additionally a $0.3 million charge was recorded due to the decision to vacate our old corporate headquarters and relocate to our current headquarters in Dallas, Texas.

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

Liquidity and Capital Resources

        We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of December 31, 2001, we had $30.3 million in cash and cash equivalents, $12.8 million in short-term marketable securities, $2.2 million in long-term marketable securities, and $41.3 million in working capital.

        Net cash used by operating activities was $9.7 million for the year ended December 31, 2001. Cash was primarily used by operating activities for the net loss before non-cash charges for depreciation, impairment and amortization of intangibles, provision for losses on receivables, and warrant and stock compensation expense, offset by increase in accruals and a decrease in accounts receivables. Net cash provided by operating activities was $0.5 million for the year ended December 31, 2000, while net cash used in operating activities was $11.3 million for the year ended December 31, 1999. The cash provided by operating activities during the year ended December 31, 2000, reflects a net loss and an increase in accounts receivable and deferred revenue, offset by non-cash charges for depreciation, amortization and the provision for losses on receivables. The cash used for operating activities in the year ended December 31, 1999, reflects net losses and increases in accounts receivable, offset by non-cash charges for depreciation, amortization and the provision for losses on receivables, as well as deferred revenue and accruals.

        Net cash used in investing activities was $1.7 million for the year ended December 31, 2001, $20.9 million for the year ended December 31, 2000 and $5.3 million for the year ended December 31, 1999. During the year-ended December 31, 2001, we used net proceeds from the sale of marketable securities to purchase capital equipment, such as computer equipment, intellectual property, and to fund the acquisition of AllPoints. During the year-ended December 31, 2000, our investing activities primarily included purchases of investment grade marketable securities with proceeds from our initial public offering.

        Net cash provided by financing activities was $1.9 million for the year ended December 31, 2001, $51.3 million for the year ended December 31, 2000, and $24.8 million for the year ended December 31, 1999. During the year ended December 31, 2001, cash provided by financing activities was primarily the result of issuance of stock due to the exercise of stock options and warrants. In 2000, we received net proceeds of $63.9 million from our initial public offering and used $16.6 million of these proceeds to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. In 1999, we issued preferred and common stock for $19.5 million and received net proceeds from the issuance of debt of $5.3 million.

        At December 31, 2001, we had $48.5 million related to future minimum lease payments for buildings and equipment under operating leases with terms that extend through the year 2014. See Note 13 to the Consolidated Financial Statements.

        Over the next year, we expect the cost reduction actions that occurred in the current year, combined with our efforts to improve our revenues through expanded product offerings and improved revenue productivity from our sales force and strategic alliances, to enhance our future liquidity. We believe that companies will again focus on the effectiveness of their flow of inventory throughout the supply chain and purchase our software to increase revenue, reduce distribution costs, manage inventory across the supply chain, and improve customer loyalty and satisfaction. However, our short-term profitability and our plans for growth may be adversely impacted by continued economic slowdown or a deepening of the current recession, and could result in sustained operating losses and a decrease in our working capital. Additionally, in the future we may pursue acquisition of businesses, products and technologies, or enter into strategic alliances, that could complement or expand our existing business. Any of these expansion activities could result in a decrease in our working capital and possibly require us to obtain additional equity or debt financing.

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

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

        Application of the nonamortization provisions of the statement is expected to result in an increase in net income of approximately $3.1 million or $0.07 per share in 2002 as a result of nonamortization of existing goodwill. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The effect of the impairment tests on our earnings and financial position have yet to be determined but may result in a significant charge to earnings in a future period.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sales. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 (APB 30), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective in 2002, but we do not expect adoption of the standard to have a material impact on our earnings and financial position.

        In November 2001, the Financial Accounting Standards Board issued a Staff Announcement Topic No. D-103 (Announcement Topic), "Income Statement Characterization of Reimbursements Received for

"Out-of Pocket" Expenses Incurred." This Announcement Topic establishes that reimbursements received for "out-of-pocket" expenses should be characterized as revenue in the income statement. We are required to adopt the guidance in the first quarter of 2002. Currently, we record "out-of-pocket" expense reimbursements as a reduction of services and maintenance expenses. Beginning in 2002, we will record these reimbursements as revenue, and this will result in increased revenues and increased cost of revenue. Comparative financial statements for the prior years will be reclassified to conform to the new presentation. We are in the process of determining the effect on revenue and cost of revenue for these periods. The application of this Announcement Topic will not result in any impact to operating or net income in any past or future periods.

        In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This EITF reached a consensus that consideration from a company to a reseller of a company's products is presumed to be a reduction of the selling price to that reseller and thereby should be characterized as a reduction of revenue in a company's income statement. Beginning in 2002, we will record any consideration paid to a reseller of our products as a reduction in revenue, which will result in decreased revenues and expenses. Comparative financial statements for the prior years will be reclassified to conform to the new presentation. The effect, if implemented, for the year ended December 31, 2001 would have been a reduction in revenue and expense of approximately $0.6 million. The application of this EITF will not result in any impact to operating or net income in any past or future periods.

Certain Factors That May Affect Future Results

Risks Relating to Our Business

Our customers may delay or cancel spending on software and services because of the current economic climate.

        Since the beginning of 2001, some companies have experienced financial difficulties or uncertainty and, as a result, have delayed or canceled spending on information technology projects such as fulfillment software and services. If companies continue to delay, or cancel, their information technology initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

We can give you no assurance that we will be able to maintain or grow our level of revenue or achieve profitability in the future.

        Our growth rates and, consequently, our future operating results may be affected by any of the following factors:

  •
  a continued decline in general economic conditions;

  •
  the level of market acceptance of, and demand for, our software;

  •
  the overall growth rate of the markets in which we compete;

  •
  our competitors' products and prices;

  •
  our ability to establish strategic marketing relationships;

  •
  our ability to develop and market new and enhanced products;

  •
  our ability to successfully train alliance companies and consulting organizations;

  •
  our ability to control costs;

  •
  changes in our products and services mix; and

  •
  our ability to train and expand our direct sales force and indirect distribution channels worldwide.

We may not be profitable in the future.

        With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $19.6 million in 1998, $26.1 million in 1999, $3.3 million in 2000 and $63.9 million in 2001. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

Our revenue could decline if our customers do not accept our products, including fulfillment, collaboration and adaptive inventory management products, as quickly as we anticipate.

        We expect to derive a majority of our product license revenue in the future from our fulfillment, collaboration and adaptive inventory management products and their components. Our business depends on successful customer acceptance of these products and the release, introduction and customer acceptance of new products. We expect that we will continue to depend on revenue from new and enhanced versions of our fulfillment, collaboration and adaptive inventory management products, and our revenue could decline if our target customers do not adopt and expand their use of these products and their components.

Our quarterly operating results depend heavily on software license revenue, which is difficult to forecast and may fluctuate.

        Our quarterly software license revenue is difficult to forecast because our sales cycles, from initial evaluation to delivery of software, vary substantially from customer to customer. Revenue in any quarter is dependent on orders received, contracts signed and products shipped in that quarter. We typically recognize the majority of our revenue in the last month of the quarter, frequently in the last week or even days of the quarter. In addition, the timing of large individual license sales is difficult for us to predict, and, in some cases, transactions are concluded later than anticipated. Since our operating expenses are based on anticipated revenue levels and most of our operating expenses, particularly personnel and facilities costs, are relatively fixed in advance of any particular quarter, any revenue shortfall may cause fluctuations in operating results in any particular quarter. We can give you no assurance that revenue will grow in future periods, that revenue will grow at historical rates, or that we will achieve and maintain positive operating margins in future quarters. If revenue falls below our expectations in a particular quarter, our operating results could be harmed.

Because our sales cycles are lengthy and subject to uncertainties, it is difficult to forecast our sales, and the delay or failure of a significant software license transaction or our inability to anticipate a delay could harm our operating results.

        Our software is used for mission critical division- or enterprise-wide purposes and involves a significant commitment of resources by customers. A customers' decision to license our software usually involves the evaluation of the available alternatives by a number of personnel in multiple functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our solutions. For these and other reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to nine months, and is subject to delays over which we may have little or no control. As a result of the length and variability of the sales cycle for our software products, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more anticipated large license transactions could harm our operating results.

Failure to expand our alliance relationships with consulting firms and complementary software vendors and to establish new strategic alliances may slow acceptance of our software and delay the growth of our revenue.

        To supplement our direct sales force and our implementation capabilities, we have established strategic marketing alliances with consulting firms and complementary software vendors, and we rely on them to recommend our software to their customers and to periodically install and support our software. To increase our sales and implementation capabilities, one of our key strategies is to expand our existing relationships and establish new strategic alliances with consulting firms and complementary software vendors. The loss of, or failure to expand, existing relationships or our failure to establish new strategic alliances could limit the number of transactions we may complete, may result in our inability to recognize revenue and may harm our operating results.

We depend on a limited number of sales personnel who have recently joined us.

        We sell our software primarily through a direct sales force and through strategic relationships with systems integrators, consulting services companies, vendors of complementary software and hardware vendors. During the past several months we have experienced significant turnover in our U.S. sales force. Almost all of the current members of our U.S. sales force have joined us within the past three months. Our future success will depend in part on the efforts of our direct sales force. Most of the members of our sales force have not worked together in the past and, as a result, may not work together effectively as a team. In addition, our newly hired sales personnel may fail to develop the necessary skills to be productive within our organization, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business will be compromised. In addition, due to the competitive nature of our industry, we may not be able to retain some or all of the members of our sales force.

If our new or enhanced products do not gain market acceptance, our business and results of operations would be harmed.

        The growth of our business will depend on the successful development, introduction and acceptance of new and enhanced versions of our products. The introduction of new or enhanced products requires that we manage the transition from existing products to these new or enhanced products. We have recently introduced our EXceed Collaborate and EXceed AIM software solutions to work in conjunction with our existing fulfillment software suite in order to extend our product reach into complementary markets. We expect to derive a significant portion of our revenues in the future from EXceed Collaborate and EXceed AIM and other new and enhanced products. If EXceed Collaborate and EXceed AIM and our other new and enhanced products do not gain market acceptance, our revenues may decline. Factors that may affect the market acceptance of EXceed Collaborate and EXceed AIM and our other new and enhanced products, some of which are beyond our control, may include:

  •
  the changing requirements of our industry;

  •
  the performance, quality and price of our new and enhanced products; and

  •
  the availability, performance, quality and price of competing products and technologies.

We may experience delays in the scheduled introduction of new or upgraded software, and our software may contain undetected errors or "bugs," resulting in loss of revenue and harm to our reputation.

        Historically, we have issued significant new software products or new releases of our software periodically, with interim releases issued more frequently. Our software is particularly complex, because it must perform in environments operating multiple computer systems and respond to customer demand for high performance fulfillment, warehousing and distribution applications and major new product enhancements. Our software requires long development and testing periods before it is commercially released. For example, the development cycle for the introduction of our EXceed Crossdock component took approximately nine months. If we experience delays in the scheduled introduction of new software or software upgrades, our customers may become dissatisfied and our reputation and operating results could be harmed.

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

        Due to the intense competition we face, we may not be able to identify suitable acquisition candidates available for purchase at reasonable prices, consummate any acquisition or successfully integrate any acquired business into our operations.

        Further, acquisitions may involve a number of additional risks, including:

  •
  diversion of management's attention;

  •
  failure to retain key personnel of the acquired businesses;

  •
  unanticipated events or circumstances;

  •
  legal liabilities; and

  •
  impairment charges on goodwill and intangible assets.

        We expect to finance any future acquisitions with cash on hand, as well as with possible debt financing or by issuing common or preferred stock. If we were to proceed with one or more future acquisitions for cash, a substantial portion of our available cash could be used to complete them. If we were to proceed with one or more acquisitions for stock, our stockholders would suffer dilution of their interests. We can give you no assurance that we would be able to arrange for any needed debt financing on terms acceptable to us. Most of the businesses that might be attractive acquisition candidates are likely to have significant intangible assets. During 2001, amortization of acquired or existing intangible assets represents a substantial charge and has and will continue to reduce earnings. However, under new accounting rules effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives.

If we are unable to timely collect our accounts receivable, our cash flow will be harmed.

        We are experiencing an increase in the time required to collect accounts receivable from our customers. Our difficulty is due, in large part, to the deterioration of certain of our customers' financial condition due to the current negative economic climate in the United States and the international markets we serve. The failure of any significant customer to pay for our products on a timely basis could adversely affect our results of operations and our operating cash flow.

If we do not expand our customer base, our business may not grow.

        Our growth is dependent in part on our ability to attract new customers for our products. We derive a substantial portion of our revenue from the sale of additional products and services to our existing customers. If we are unable to expand our customer base by attracting new customers for our products, our business will suffer. In addition, a material reduction in the demand for our products and services from our existing customers would have a material adverse effect on our business, financial condition and results of operations.

Our international operations, which we plan to expand, are subject to heightened risks. If any of these risks actually occur, our earnings could decline.

        International revenue accounted for approximately 46.9% of our total revenue during the year ended December 31, 2001, 40.5% of our total revenue during the year ended December 31, 2000 and approximately 36.2% of our total revenue during 1999. We expect international revenue to continue to account for a significant percentage of total revenue in the future, and we plan to continue to expand our international activities as part of our growth strategy. This expansion will require significant financial resources and management attention that could have a negative effect on our earnings. As our international operations continue to develop, they may become increasingly subject to risks inherent in international business activities, including:

  •
  difficulty in staffing and managing geographically diverse operations;

  •
  longer accounts receivable payment cycles in certain countries;

  •
  compliance with a variety of foreign laws and regulations;

  •
  unexpected changes in regulatory requirements and overlap of different tax structures;

  •
  greater difficulty in safeguarding intellectual property;

  •
  trade restrictions;

  •
  changes in tariff rates and import and export licensing requirements; and

  •
  general economic conditions in international markets.

        Our earnings could decline if these or other factors affect international operations.

Because many of our customers pay us in foreign currencies, we may be exposed to exchange rate risks and our profitability may suffer due to currency fluctuations.

        A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese yen and Singapore dollars and in Europe some of our contracts are denominated in the Euro. In addition, with the expansion of international operations, the number of foreign currencies in which we must operate is likely to increase, resulting in increased exposure to exchange rate fluctuations. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction losses of $0.5 million for the year ended December 31, 2001 and $0.8 million for the year ended December 31, 2000. We can give you no assurance that currency transaction losses will not continue to adversely affect our results in future periods.

Our success depends on our ability to attract and retain key personnel, in particular knowledgeable and experienced sales and marketing personnel and professional services personnel. If we are unable to attract these personnel and use them efficiently, our ability to sell and implement our software could be harmed.

        We believe our success will depend significantly on our ability to attract, motivate and retain highly skilled technical, managerial, consulting, sales and marketing personnel and professional services personnel. We compete intensely for these personnel, and we may be unable to achieve our personnel goals. Our failure to attract, motivate and retain such highly skilled personnel could seriously limit our ability to expand our business.

        Also, we believe our success will depend on our ability to productively manage our personnel. Our sales and professional services staff for our fulfillment and collaboration products has increased since 1998, and we expect future increases in the number of our sales and professional services staff. Growth may result in increased salary expenses and training costs in advance of any resulting increase in services revenue due to the typically lower productivity levels of newer personnel. Moreover, any growth in software license revenue will likely generate the need for more professional services personnel to deploy and implement software and to train customers. A shortage in the number of trained personnel, either within our company or available from outside consulting firms, could limit our ability to implement our software on a timely and cost-effective basis. Our earnings will suffer if we generate insufficient revenue to cover growth-related expenses, significantly strain management resources with additional responsibilities, fail to successfully expand our relationships and develop additional relationships with third-party implementers and complementary software vendors or fail to have sufficiently trained sales and marketing personnel and professional services personnel.

We depend on the services of a number of key personnel, and a loss of any of these personnel could disrupt our operations and result in reduced revenue.

        Our success depends on the continued services and performance of our senior management staff, in particular, Raymond Hood, our Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of Mr. Hood or any of our other senior management staff or key employees could seriously impair our ability to operate and achieve our objectives, which could reduce our revenue. We have $3.0 million of key man life insurance on Mr. Hood. This amount may not be sufficient to compensate us for the loss of his services. We also have employment agreements with Mr. Hood and all of our executive officers.

        However, these employment agreements do not prevent Mr. Hood, or other key employees, from voluntarily terminating their employment with us.

The length and complexity of our implementation cycle may result in implementation delays, which may cause customer dissatisfaction.

        The introduction of new products and the size and complexity of some of our software implementations can result in lengthy implementation cycles and may result in delays. These delays could result in customer dissatisfaction, which could adversely affect our reputation. Additional delays could result if we fail to attract, train and retain services personnel, or if our alliance companies fail to commit sufficient resources towards implementing our software. These delays and resulting customer dissatisfaction could harm our reputation and cause our revenue to decline.

The use of fixed-price service contracts subjects us to the risk that we may not successfully complete these contracts on budget.

        We offer software implementation and related consulting services to our customers. Although we typically provide services on a "time and material" basis, we have from time to time entered into fixed-

price service contracts, and we expect that some customers will demand these contracts in the future. These contracts specify certain milestones to be met by us regardless of actual costs incurred in meeting those obligations. If we are unable to successfully complete these contracts on budget, our earnings could suffer.

We rely on software licenses that may be terminated or unavailable to us on commercially reasonable terms.

        We market and resell, under license, third party software, including:

  •
  software embedded in our products;

  •
  software that enables our software to interact with other software systems or databases; and

  •
  software in conjunction with which our software operates.

        We also license software tools used to develop our software and software for internal systems. We cannot assure you that the third party software or software tools will continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified and licensed or compiled, which could harm our business.

We could be subject to legal actions by former personnel, which could be costly, divert management time and attention and harm our operating results.

        During the calendar year 2001, we terminated approximately 233 services, sales, development and administrative personnel. It is possible that these employees could bring legal actions against us under applicable federal, state or local laws. Any such claims, whether with or without merit, could subject us to costly litigation and the diversion of management time and attention, and successful claims could result in awards of damages to or reinstatement of former employees, any of which could harm our operating results.

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

        Five customers have requested defense and indemnification from us for threatened patent claims against them by a third party relating to bar code technology. For additional information about these requests, see "Item 1. Business—Intellectual Property".

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

        Our operating results historically have fluctuated on a quarterly basis and may continue to do so in the future. If our quarterly results differ from the expectations of securities analysts, the price of our common stock could fall. Some of the factors which could cause our operating results to fluctuate include:

  •
  general economic conditions;

  •
  demand for our products and services;

  •
  our competitors' products and prices;

  •
  the timing and market acceptance of new product introductions and upgrades by us or our competitors;

  •
  our success in expanding our services, customer support and marketing and sales organizations, and the timing of these activities;

  •
  the mix of products and services sold;

  •
  delays in, or cancellations of, customer implementations;

  •
  customers' budget constraints;

  •
  the level of research and development expenditures;

  •
  the size of recurring compensation charges;

  •
  changes in foreign currency exchange rates;

  •
  our ability to control costs; and

  •
  the timing of acquisitions and of the amortization or impairment of intangible assets.

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

  •
  a board that is divided into three classes, each of which is elected to serve staggered three year terms;

  •
  provisions under which only the board of directors or our chief executive officer or secretary may call a special meeting of the stockholders;

  •
  provisions which permit the board of directors to increase the number of directors and to fill these positions without a vote of the stockholders;

  •
  provisions under which no director may be removed at any time except for cause and by a majority vote of the outstanding shares of voting stock; and

  •
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

        The market for fulfillment, collaboration and inventory management solutions is intensely competitive, fragmented and subject to rapid technological change. The principal competitive factors in our market include:

  •
  adherence to emerging Internet-based technology standards;

  •
  comprehensiveness of applications;

  •
  adaptability and flexibility;

  •
  immediate, interactive capability with customer and partner systems;

  •
  financial viability;

  •
  global capability;

  •
  references from existing customers;

  •
  industry domain experience and expertise;

  •
  ability to support specific industry requirements;

  •
  ease of application use and deployment;

  •
  speed of implementation;

  •
  customer service and support; and

  •
  initial price and total cost of ownership.

        Because we offer fulfillment, traditional supply chain, collaboration and inventory management software, we consider a number of companies in different market categories to be our competitors. Our competitors include companies and groups that:

  •
  focus on providing fulfillment applications;

  •
  offer enterprise platforms for order management, fulfillment and inventory management; and

  •
  service internal customers, such as internal information technology groups.

        We believe that the market for integrated fulfillment, collaboration and inventory management solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

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

        The market for fulfillment, warehousing, distribution and inventory management systems experiences rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend in part on our ability to enhance existing applications and develop and introduce new applications or components. These new applications must:

  •
  meet or exceed technological advances in the marketplace;

  •
  meet changing customer requirements;

  •
  respond to competitive products; and

  •
  achieve market acceptance.

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

If the direct-to-consumer market does not continue to develop, or if its development is delayed, our customer base and our revenue could decline.

        Our software addresses fulfillment, warehousing, distribution and inventory management for the direct-to-consumer and traditional sales channels market. The direct-to-consumer market has been adversely impacted by current conditions surrounding dot-com companies that have limited their spending on direct-to-consumer solutions. Any continued delay in the development of the direct-to-consumer market could cause a decline in our customer base and our revenue. The success of direct-to-consumer depends substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. Critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communications over the Internet.

Capacity constraints may restrict the use of the Internet as a commercial marketplace, resulting in decreased demand for our products.

        The Internet infrastructure may not be able to support the demands placed on it by increased usage or by the transmission of large quantities of data. Other risks associated with commercial use of the Internet could slow its growth, including:

  •
  outages and other delays resulting from inadequate network infrastructure;

  •
  slow development of enabling technologies and complementary products; and

  •
  limited availability of cost-effective, high-speed access.

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

        We rely on intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary rights in our products and technology. These measures afford only limited protection to us, particularly on an international basis. We may be unable to avoid infringement or misappropriation claims regarding current or future technology, or unable to adequately deter misappropriation or independent third-party development of our technology. In addition, policing unauthorized use of our products is difficult.

        We are unable to determine the extent to which piracy of our software products exists and software piracy could become a problem. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources, regardless of the final outcome of such litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop products in the United States and market our products in North America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 36.2%, 40.5% and 46.9% of our total revenues in 1999, 2000 and 2001, respectively. Most of our foreign subsidiaries' sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $0.1 million, $(0.8) million and $(0.5) million for the years ended December 31, 1999, 2000 and 2001, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

        In January 2001, we began a foreign currency-hedging program to hedge certain nonfunctional currency exposure. Forward currency exchange contracts are utilized by us to reduce foreign currency exchange and interest rate risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. We do not hold derivative financial instruments for trading or speculative purposes.

        As of December 31, 2001, we had outstanding forward currency exchange contracts of $3.1 million to sell Japanese Yen, $1.0 million to sell Australian Dollars and $4.0 million to sell British Pounds Sterling which hedge net balance sheet exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At December 31, 2001, the current market settlement values of the forward contracts would result in a gain of approximately $0.3 million.

        We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

        We have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2001, we had $26.8 million of securities which mature in 90 days or less, $12.8 million of securities which mature between 90 days and one year, and $2.2 million of securities which mature between one and two years. We do not believe that we have any material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
EXE Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of EXE Technologies, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXE Technologies, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Dallas, Texas
January 29, 2002

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$39,820,056	$30,250,156
Marketable securities, short-term	9,147,506	12,842,683
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $5,168,000 and $3,721,000 at December 31, 2000 and 2001, respectively	33,029,674	25,029,162
Other receivables and advances	614,781	572,438
Prepaid and other current assets	3,180,221	2,171,409

Total current assets	85,792,238	70,865,848
Marketable securities, long-term	10,235,457	2,203,891
Property and equipment, net	8,233,891	8,424,584
Other assets	2,175,655	2,549,794
Intangible assets, net	10,142,402	7,026,351

Total assets	$116,579,643	$91,070,468

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,065,703	$6,585,936
Accrued expenses	9,931,202	11,557,606
Accrued payroll and benefits	2,812,071	1,749,046
Deferred revenue	10,431,348	9,206,736
Current portion of long-term debt and capital lease obligations	192,883	435,167

Total current liabilities	29,433,207	29,534,491
Long-term debt and capital lease obligations, net of current portion	102,477	995,973
Long-term accrued expenses, net of current portion	—	6,814,018
Minority interest	—	169,623
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value: shares authorized—20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized—150,000,000; shares issued—44,487,495 and 46,788,900 at December 31, 2000 and 2001, respectively	444,875	467,889
Additional paid-in capital	149,691,336	178,741,296
Note receivable from stockholder	—	(211,750)
Treasury stock, at cost, 999,483 shares of common stock at December 31, 2000 and 2001	(3,431,464)	(3,431,464)
Accumulated deficit	(55,677,267)	(119,601,384)
Deferred compensation	(3,688,059)	(2,515,440)
Other comprehensive income (loss)	(295,462)	107,216

Total stockholders' equity	87,043,959	53,556,363

Total liabilities and stockholders' equity	$116,579,643	$91,070,468

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	2000	2001
Revenue:
Software license	$25,389,808	$38,665,121	$24,648,821
Services and maintenance	64,103,262	68,708,446	61,586,322
Resale of software and equipment	7,307,199	8,214,867	9,342,639

Total revenue	96,800,269	115,588,434	95,577,782
Costs and expenses:
Cost of software licenses	253,898	1,391,435	719,558
Cost of services and maintenance	53,473,619	53,584,519	41,166,000
Cost of resale of software and equipment	5,850,776	6,607,214	7,613,530
Sales and marketing	24,464,339	25,495,730	27,813,535
Research and development	11,544,037	9,577,655	14,604,931
General and administrative	14,888,095	14,444,617	18,280,084
Amortization of intangibles	4,818,670	4,615,507	8,434,796
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	25,487	842,695	500,413
Sales and marketing	1,116,735	1,305,674	316,243
Research and development	—	17,032	166,228
General and administrative	2,178,316	597,037	591,603
Impairment of intangibles	—	—	26,679,798
Loss on lease abandonment	288,022	—	10,183,992
Employee severance and other facility closure costs	1,952,256	—	4,109,630

Total costs and expenses	120,854,250	118,479,115	161,180,341

Operating loss	(24,053,981)	(2,890,681)	(65,602,559)

Other income (expense):
Interest income	147,049	1,810,108	2,468,445
Interest expense	(1,877,297)	(1,210,237)	(62,521)
Other	(299,795)	(1,040,796)	(514,953)

Total other income (expense)	(2,030,043)	(440,925)	1,890,971

Loss before minority interest and taxes	(26,084,024)	(3,331,606)	(63,711,588)
Minority interest in subsidiary income	—	—	(161,192)

Loss before taxes	(26,084,024)	(3,331,606)	(63,872,780)
Income tax provision	—	—	51,337

Net loss	$(26,084,024)	$(3,331,606)	$(63,924,117)

Net loss per common share—basic and diluted	$(1.62)	$(0.12)	$(1.41)

Weighted average number of common shares outstanding—basic and diluted	16,095,682	26,799,558	45,369,644

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock
					Preferred Stock				Treasury Stock
							Additional Paid-In Capital	Note Receivable from Stockholder					Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Accumulated Deficit	Deferred Compensation		Total
Balance as of December 31, 1998	16,766,529	$167,665	127,875	$1,279	12,937,562	$33,000,000	$22,092,993	$—	906,777	$(3,115,439)	$(26,261,637)	$(525,960)	$(535,373)	$24,823,528
Net loss	—	—	—	—	—	—	—	—	—	—	(26,084,024)	—	—	(26,084,024)
Purchase of treasury stock	—	—	—	—	—	—	—	—	17,294	(93,473)	—	—	—	(93,473)
Net proceeds from issuance of Series D convertible preferred stock	—	—	—	—	4,750,000	19,000,000	—	—	—	—	—	—	—	19,000,000
Exercise of stock options	—	—	252,147	2,521	—	—	494,585	—	—	—	—	—	—	497,106
Deferred compensation related to stock options	—	—	—	—	—	—	729,000	—	—	—	—	(729,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	281,700	—	281,700
Issuance of warrants	—	—	—	—	—	—	3,038,838	—	—	—	—	—	—	3,038,838
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(231,069)	(231,069)

Balance as of December 31, 1999	16,766,529	167,665	380,022	3,800	17,687,562	52,000,000	26,355,416	—	924,071	(3,208,912)	(52,345,661)	(973,260)	(766,442)	21,232,606
Net loss	—	—	—	—	—	—	—	—	—	—	(3,331,606)	—	—	(3,331,606)
Net proceeds from initial public offering	8,840,000	88,400	—	—	—	—	63,854,529	—	—	—	—	—	—	63,942,929
Conversion of Class B common and convertible preferred shares to common stock	18,067,584	180,676	(380,022)	(3,800)	(17,687,562)	(52,000,000)	51,823,124	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	75,412	(222,552)	—	—	—	(222,552)
Exercise of stock options	185,882	1,859	—	—	—	—	427,305	—	—	—	—	—	—	429,164
Exercise of warrants	627,500	6,275	—	—	—	—	1,753,725	—	—	—	—	—	—	1,760,000
Deferred compensation related to stock options	—	—	—	—	—	—	4,601,125	—	—	—	—	(4,601,125)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	(300,000)	—	—	—	—	1,886,326	—	1,586,326
Expense associated with warrants issued for services	—	—	—	—	—	—	1,176,112	—	—	—	—	—	—	1,176,112
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	432,652	432,652
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	—	38,328	38,328

Balance as of December 31, 2000	44,487,495	444,875	—	—	—	—	149,691,336	—	999,483	(3,431,464)	(55,677,267)	(3,688,059)	(295,462)	87,043,959
Net loss	—	—	—	—	—	—	—	—	—	—	(63,924,117)	—	—	(63,924,117)
Issuance of common stock for AllPoints acquisition	1,590,357	15,904	—	—	—	—	28,908,035	(211,750)	—	—	—	—	—	28,712,189
Deferred compensation related to AllPoints acquisition	—	—	—	—	—	—	—	—	—	—	—	(1,923,560)	—	(1,923,560)
Exercise of stock options	688,805	6,888	—	—	—	—	1,663,839	—	—	—	—	—	—	1,670,727
Exercise of warrants	22,243	222	—	—	—	—	(222)	—	—	—	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—	666,000	—	—	—	—	(666,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	(2,362,042)	—	—	—	—	3,762,179	—	1,400,137
Expense associated with warrants issued for services	—	—	—	—	—	—	174,350	—	—	—	—	—	—	174,350
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	265,816	265,816
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	—	136,862	136,862

Balance as of December 31, 2001	46,788,900	$467,889	—	$—	—	$—	$178,741,296	$(211,750)	999,483	$(3,431,464)	$(119,601,384)	$(2,515,440)	$107,216	$53,556,363

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	1999	2000	2001
Cash Flow from Opertating Activities:
Net loss	$(26,084,024)	$(3,331,606)	$(63,924,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,602,458	8,790,904	12,284,829
Impairment of intangibles	—	—	26,679,798
Provision for losses on receivables	6,973,886	6,141,903	6,876,424
Amortization of deferred compensation	281,700	1,586,326	1,400,137
Issuance of warrants for services	3,038,838	1,176,112	174,350
Minority interest	—	—	161,192
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(14,226,085)	(8,554,054)	1,485,869
Other receivables and advances	(366,992)	142,359	42,343
Prepaids and other current assets	1,701,121	(1,462,366)	1,072,130
Other long-term assets	84,212	(1,172,811)	(345,535)
Accounts payable	(509,719)	804,781	(282,378)
Accrued payroll and benefits	106,960	(647,460)	(1,495,399)
Deferred revenue	5,357,095	(3,684,185)	(2,178,870)
Income tax payable	496,887	564,288	(276,883)
Accrued expenses	3,398,317	693,543	8,605,947
Other	(175,614)	(506,335)	(29,518)

Net cash provided by (used in) operating activities	(11,320,960)	541,399	(9,749,681)
Cash Flow from Investing Activites:
Purchases of property and equipment	(5,380,184)	(1,556,386)	(3,408,611)
Net proceeds from sale of fixed assets	100,898	9,369	—
Purchase of marketable securities	—	(19,382,963)	(16,500,000)
Proceeds from sale of marketable securities	—	—	20,836,389
Purchase of intellectual property	—	—	(1,000,000)
Cash paid for AllPoints acquisition	—	—	(1,618,109)

Net cash used in investing activities	(5,279,286)	(20,929,980)	(1,690,331)

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	1999	2000	2001
Cash Flow from Financing Activities:
Issuance of preferred stock	$19,000,000	$—	$—
Issuance of common stock for options and warrants	497,106	2,189,164	1,670,727
Proceeds from minority interest	—	—	8,431
Proceeds from initial public offering, net	—	63,942,929	—
Proceeds from long-term debt and capital lease obligations	5,000,000	—	1,404,431
Payments on long-term debt and capital lease obligations	(5,087,317)	(5,227,064)	(463,477)
Proceeds from bridge loan	3,000,000	—	—
Payments on bridge loan	(3,000,000)	—	—
Retirement of AllPoints line of credit	—	—	(750,000)
Proceeds from revolving line of credit	5,436,107	2,220,946	—
Retirement of revolving line of credit	—	(11,626,859)	—
Purchase of treasury stock	(93,473)	(222,552)	—

Net cash provided by financing activities	24,752,423	51,276,564	1,870,112

Net increase (decrease) in cash and cash equivalents	8,152,177	30,887,983	(9,569,900)
Cash and cash equivalents at beginning of year	779,896	8,932,073	39,820,056

Cash and cash equivalents at end of year	$8,932,073	$39,820,056	$30,250,156

Supplemental Cash Flow Information:
Cash paid for interest	$1,801,264	$1,036,091	$100,281

Cash paid for income taxes	$—	$213,009	$225,931

Non-Cash Activities:
Lease abandonment	$288,000	$—	$9,457,402

Employee severance and other facility closure costs	$624,000	$—	$1,496,512

Capital lease obligations	$—	$—	$1,404,431

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

        EXE Technologies, Inc. (the Company or EXE) provides software that drives customers' supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. The Company operates from its headquarters located in Dallas, Texas, and through its various subsidiary and sales offices serving North America, Europe, the Middle East, Asia, and Australia.

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

        The Company's standard license arrangements specify that the customer accepts the software under the arrangement when the software is shipped and that the license fees under the arrangement are not refundable. The Company periodically enters into arrangements which do not have standard acceptance and warranty provisions. Such contracts are analyzed and timing of revenue recognition is determined based upon specific facts and circumstances. If warranty and acceptance criteria differs from the Company's standard criteria, revenue recognition is deferred until acceptance is obtained or the warranty period lapses. The Company's standard license arrangement warrants that its products will function substantially in accordance with the documentation provided to customers for periods ranging from three to twelve months. As of December 31, 2001, the Company has not incurred any significant expenses related to warranty claims.

        No single customer represented greater than 10.0% of total revenues during the years ended December 31, 1999, 2000 and 2001.

        In January 2000, the Company sold its mainframe services and maintenance practice to an unrelated third-party consulting firm in exchange for royalties that will be received on future revenue generated by customers using this product. Services and maintenance revenue associated with this product as a percentage of total services and maintenance revenue represented 7.5% for the year ended December 31, 1999. The royalties are a declining percentage of the consulting firm's services and maintenance revenues generated from customers using our mainframe product, subject to a maximum of $425,000 per year. The percentages of revenue are: 20.0% for the first two years, 15.0% for the third year, 10.0% for the fourth and fifth years and 5.0% for each year after the fifth year. The agreement is perpetual, but may be terminated at EXE's option in the event of default by the consulting firm. Royalties recognized in the years ended December 31, 2000 and 2001 totaled $425,000 and $234,000, respectively, and are included as a component of services and maintenance revenue.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

        Financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency transaction gains (losses) were approximately $109,000, $(848,000) and $(495,000) for the years ended December 31, 1999, 2000 and 2001, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of bank deposits and investment grade corporate and government debt securities and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair market value.

Marketable Securities

        The Company's investments in debt securities are comprised of investment grade debt securities in accordance with the Company's investment policy. Management determines the appropriate classification of investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. At December 31, 2001, the Company's debt securities are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Fair value is determined based on quoted market rates. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included as a component of interest income. Securities available for sale with remaining maturities in excess of one year at December 31, 2001 have been classified as long-term securities.

Accounts Receivable and Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk principally consist of temporary cash investments and accounts receivable, including receivables from license contracts. The Company places temporary cash investments with financial institutions and limits its exposure with any one financial institution. At December 31, 1999, 2000 and 2001, no single customer represented greater than 10.0% of the total receivable balance. The Company's billings are due upon receipt with collections generally occurring within 30 to 60 days, and the Company does not require collateral on accounts. A large portion of the Company's customer base is composed of Fortune 1000 companies or foreign equivalents, which the Company believes mitigates its credit risk. The Company continually evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for losses on receivables based upon the expected collectibility of all accounts receivable. Write-offs of receivables during the three years ended December 31, 1999, 2000 and 2001 were approximately $3,972,000, $6,508,000 and $5,441,000, respectively.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. All property and equipment is depreciated using the straight-line method.

        The estimated useful lives of property and equipment are as follows (in years):

Computer equipment	3-5
Furniture and equipment	5-7
Leasehold improvements	9-15
Other	3-7

Long—Lived Assets

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

Financial Instruments

        The Company's financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. The fair value of long-term debt approximates book value at December 31, 2000 and 2001.

Stock-Based Compensation Plans

        The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," because, as discussed in Note 10, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. However, SFAS No. 123 requires disclosure of pro forma information regarding net income (loss) and net income (loss) per share based on fair value accounting for stock-based compensation plans. Compensation expense associated with stock options is recognized ratably over the vesting period of the underlying option.

Advertising Costs

        Advertising costs are expensed as incurred and were approximately $3,071,000, $3,969,000 and $3,735,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

	As of December 31,
	1999	2000	2001
Common stock options	4,471,975	6,266,312	9,815,037
Warrants	1,085,000	50,000	—
Preferred stock	17,687,562	—	—

Total anti-dilutive securities excluded	23,244,537	6,316,312	9,815,037

Comprehensive Loss

        Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

	Years Ended December 31,
	1999	2000	2001
Net loss	$(26,084,024)	$(3,331,606)	$(63,924,117)
Foreign currency translation gains (losses)	(231,069)	432,652	265,816
Unrealized gain on securities available for sale	—	38,328	136,862

Total comprehensive loss	$(26,315,093)	$(2,860,626)	$(63,521,439)

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

        Application of the nonamortization provisions of the statement is expected to result in an increase in net income of approximately $3.1 million or $0.07 per share in 2002 as a result of nonamortization of existing goodwill. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The effect of the impairment tests on the earnings and financial position of the Company have yet to be determined but may result in a significant charge to earnings in a future period.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sales. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 (APB 30), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective in 2002, but the Company does not expect adoption of the standard to have any material impact on the Company's earnings and financial position.

        In November 2001, the Financial Accounting Standards Board issued a Staff Announcement Topic No. D-103 (Announcement Topic), "Income Statement Characterization of Reimbursements Received for "Out-of Pocket" Expenses Incurred." This Announcement Topic establishes that reimbursements received for"out-of-pocket" expenses should be characterized as revenue in the income statement. The Company is required to adopt the guidance in the first quarter of 2002. Currently, the Company records "out-of-pocket" expense reimbursements as a reduction of services and maintenance expenses. Beginning in 2002, the Company will record these reimbursements as revenue, and this will result in increased revenues and increased cost of revenues. Comparative financial statements for the prior years will be reclassified to conform to the new presentation. The Company is in the process of determining the effect on revenue and cost of revenue for these periods. The application of this Announcement Topic will not result in any impact to operating or net income in any past or future periods.

        In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This EITF reached a consensus that consideration from a company to a reseller of a company's products is presumed to be a reduction of the selling price to that reseller and thereby should be characterized as a reduction of revenue in a company's income statement. Beginning in 2002, the Company will record any consideration paid to a reseller of the Company's products as a reduction in revenue and this will result in decreased revenues and expenses. Comparative financial statements for the prior years will be reclassified to conform to the new presentation. The effect, if implemented, for the year ended December 31, 2001 would have been a reduction in revenue and expense of approximately $0.6 million. The application of this EITF will not result in any impact to operating or net income in any past or future periods.

3. Acquisition of AllPoints Systems, Inc.

        On January 25, 2001, the Company completed the acquisition of AllPoints Systems, Inc. (AllPoints). AllPoints provides warehouse and distribution management computer software systems and installs these systems. The goal of the acquisition was to strengthen EXE's position as a leading provider of fulfillment, warehousing and distribution software by extending EXE's presence in high volume, piece pick and parcel environments for the direct-to-consumer and e-commerce markets. The transaction was completed in a stock-for-stock merger in which EXE issued 1,590,357 shares of EXE common stock and assumed options for an additional 409,606 shares of EXE common stock in exchange for all of the outstanding securities of AllPoints. The transaction was accounted for as a purchase and therefore, the results of operations of AllPoints are included in the results of the Company from the date of acquisition.

        The breakdown of the consideration, including transaction costs, exchanged for the outstanding securities of AllPoints was as follows:

Fair market value of 1,590,357 shares of common stock	$23,420,492
Fair market value of options to purchase 409,606 shares of common stock	5,503,447
Estimated intrinsic value of unvested stock options at consummation date related to future service	(1,923,560)
Transaction costs	1,618,109

Total combination cost	$28,618,488

        The aggregate purchase price was allocated to the net assets acquired as follows:

Goodwill	$26,682,991
Developed technology	3,000,000
Assembled workforce	1,300,000
Liabilities assumed	(3,206,136)
Tangible assets acquired	841,633

$28,618,488

        The estimated life of the intangibles acquired was six years. Upon completion of the transaction, EXE paid off and terminated AllPoints' $750,000 line of credit.

        The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended December 31, 2000 and 2001 assuming AllPoints had been acquired at the beginning of the periods presented:

	Pro Forma (Unaudited) Year Ended December 31,
	2000	2001
Revenue	$122,581,448	$95,766,154

Net loss	$(11,381,576)	$(64,704,574)

Net loss per common share—basic and diluted	$(0.40)	$(1.41)

        The pro forma results are not indicative of what would have occurred if the acquisition had been in effect for the periods presented or for any future periods.

        Shortly after the acquisition was completed, the e-commerce market declined significantly. During 2001, EXE was unable to sell new licenses for the AllPoints products, and expenses associated with the AllPoints subsidiary, excluding amortization, exceeded revenues by approximately $2.4 million. Additionally, approximately $4.9 million of cash was used to acquire the obligations and operate the AllPoints subsidiary during the twelve months ended December 31, 2001. As a result, in November of 2001, EXE determined there would be no further sales or marketing efforts regarding this product line, most of the remaining AllPoints employees were terminated, and the remaining $26.7 million of intangibles associated with this acquisition were judged to be impaired and written off.

4. Marketable Securities

        There were $0 and $35,000 realized gains on the sale of securities available for sale during the years ended December 31, 2000 and 2001, respectively. The net unrealized holding gain on marketable securities included as a separate component of stockholders' equity totaled approximately $38,000 and $175,000 as of December 31, 2000 and 2001, respectively.

        The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31, 2000		As of December 31, 2001
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Securities available for sale maturing:
Within one year	$9,152,286	$9,147,506	$12,692,070	$12,842,683
One to two years	$10,192,349	$10,235,457	$2,179,314	$2,203,891

5. Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (FASB 133). The adoption of FASB 133 had no material impact on the Company's financial position or operating results for the year ended December 31, 2001.

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

        As of December 31, 2001, the Company had outstanding forward currency exchange contracts of $3.1 million to sell Japanese Yen, $1.0 million to sell Australian Dollars and $4.0 million to sell British Pounds Sterling which hedge net balance sheet exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At December 31, 2001, the current market settlement values of the forward contracts would result in a gain of approximately $0.3 million.

6. Property and Equipment

        Property and equipment, stated at cost, consist of the following:

	As of December 31,
	2000	2001
Computer equipment	$10,997,819	$13,587,061
Furniture and equipment	4,896,958	5,268,485
Leasehold improvements	2,920,289	3,044,935
Other	495,630	517,225

	19,310,696	22,417,706
Less accumulated depreciation	(11,076,805)	(13,993,122)

	$8,233,891	$8,424,584

        Depreciation expense for the years ended December 31, 1999, 2000 and 2001, was approximately $3,784,000, $4,175,000 and $3,850,000, respectively.

7. Intangible Assets

        Intangible assets consist of the following:

	As of December 31,
	2000	2001
Intangible assets:
Developed and acquired technology	$3,700,000	$4,700,000
Assembled work force	1,350,000	1,350,000
Customer base	1,800,000	1,800,000
Goodwill	18,609,120	18,624,671

	25,459,120	26,474,671
Less accumulated amortization	(15,316,718)	(19,448,320)

	$10,142,402	$7,026,351

        The intangible assets arose primarily from the initial formation of EXE in September of 1997. Intangible assets associated with the initial formation of EXE are amortized over six years based upon associated estimated revenue streams, except for assembled work force and goodwill that are amortized on a straight-line basis over a three- and six-year period, respectively. On November 21, 2001, EXE acquired intellectual property assets for a forecasting and replenishment application for $1 million and additional consideration that is dependent on sales of the application in 2002. The intangible associated with this acquisition will be amortized over three years.

        The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be permanently impaired. If a comparison of the undiscounted cash flow method to the carrying value of intangible assets indicates that the intangible assets will not be recoverable, the assets will be reduced to their estimated recoverable value. During the year ended December 31, 2001, the intangibles acquired in the AllPoints acquisition were determined to be impaired and written off (See Note 3). In 2001, amortization of intangibles associated with the AllPoints acquisition was approximately $4.3 million and the impairment write-off was $26.7 million. Total amortization of intangibles was $4,819,000, $4,616,000 and $8,435,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

8. Debt

        The Company's debt consists of the following:

	Year Ended December 31,
	2000	2001
Capital lease obligations	$295,360	$1,431,140
Less current portion of long-term debt and capital lease obligations	(192,883)	(435,167)

Long-term debt, net of current portion	$102,477	$995,973

        The Company has entered into various capital lease arrangements to primarily obtain computer and network equipment for its operations. These agreements are typically for a three-year term, with implied interest rates ranging from 5% to 8% and have no residual values. The minimum lease payments are as follows:

Capital Leases
2002	$652,822
2003	605,153
2004	434,948
2005	2,569

$1,695,492

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

9. Income Taxes

        Components of the provision for income taxes are as follows:

	Years Ended December 31,
	1999	2000	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	51,337
Deferred:
Federal	—	—	—
State	—	—	—

Total	$—	$—	$51,337

        The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	1999	2000	2001
Benefit computed at federal statutory rate	$(9,129,408)	$(1,132,746)	$(21,716,745)
Non-deductible expenses and goodwill amortization	1,097,486	1,055,439	1,109,505
State income taxes, net of federal benefit	(143,852)	(39,691)	(241,013)
Foreign taxes	—	—	51,337
Increase (decrease) in valuation allowance	8,066,386	(276,516)	21,900,032
Other, net	109,388	393,514	(1,051,779)

Income tax provision (benefit)	$—	$—	$51,337

        The significant components of the Company's deferred tax liabilities and assets are as follows:

	As of December 31,
	2000	2001
Deferred tax liabilities:
Identifiable intangible assets	$(591,509)	$(249,536)

Total deferred tax liabilities	(591,509)	(249,536)
Deferred tax assets:
Bad debt reserves	1,238,935	995,344
Fixed assets	372,101	234,217
Net operating losses	9,678,558	28,582,553
Stock compensation	297,242	297,242
Accrued contract obligations	832,307	3,846,208
Accrued expenses	104,144	104,144
Foreign tax credits	696,084	636,472
Research and development credits	499,782	555,341
Other, net	(27,042)	(1,350)

Total deferred tax assets	13,692,111	35,250,171
Valuation allowance	(13,100,602)	(35,000,635)

Total deferred tax assets, net	591,509	249,536

Deferred income tax liabilities, net of deferred income tax assets	$—	$—

        At December 31, 2001, the Company had a federal net operating loss carryforward and research and development credits of approximately $72.5 million and $0.6 million, respectively, both of which will begin to expire in the year 2013. The Company also had net operating loss carryforwards of approximately $11.4 million in foreign jurisdictions. The Company has established a valuation allowance to reserve its net deferred tax assets at December 31, 2000 and 2001 due to the uncertainty of the timing and amount of future taxable income.

10. Stock Options

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

        In October 1997, the Company adopted the Non-Employee Directors Plan (the Directors Plan). Under the Directors Plan, an aggregate of 300,000 shares of common stock are authorized for issuance. The Directors Plan provides for the grant of a specified number of NQSOs to non-employee directors of the Company as defined in the Directors Plan at exercise prices equal to the fair market value of the Company's stock on the date of grant. The options vest over four years. At December 31, 2000 and 2001, 150,000 and 200,000, respectively, options were outstanding under the Directors Plan. Options outstanding under the Directors Plan had weighted average exercise prices of $10.33 and $10.75 per share at December 31, 2000 and 2001, respectively. As of December 31, 2000 and 2001, 37,500 and 75,000 of these options were exercisable at a weighted average price of $7.67 and $9.00 per share, respectively.

        In January 2001, in connection with the AllPoints acquisition (see Note 3), the Company assumed the former AllPoints Systems 1996 Stock Option Plan (the AllPoints Plan). Under the AllPoints Plan, grants were in the form of incentive stock options or nonqualified options. Vesting periods were determined by the Board of Directors on the date of grant. In conjunction with the acquisition, a portion of these options became fully vested and the remaining options vest ratably over the original four to five year vesting periods. The Company does not intend to grant any additional options under the AllPoints Plan.

        Stock option transactions under the 1997 Plan for the years ended December 31, 1999, 2000 and 2001, including the assumption of the AllPoints Plan in 2001, are summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	3,343,405	5,028,720	$4.49
Grants	(1,914,875)	1,914,875	4.13
Exercised	—	(149,491)	1.95
Forfeitures	2,472,129	(2,472,129)	4.23

Balance at December 31, 1999	3,900,659	4,321,975	4.56
Authorized	3,500,000	—	—
Grants	(2,764,525)	2,764,525	8.56
Exercised	—	(185,882)	2.31
Forfeitures	784,306	(784,306)	4.76

Balance at December 31, 2000	5,420,440	6,116,312	6.36
AllPoints options assumed	—	409,606	2.66
Grants	(6,223,500)	6,223,500	6.58
Exercised	—	(688,805)	2.43
Forfeitures	2,445,576	(2,445,576)	9.09

Balance at December 31, 2001	1,642,516	9,615,037	$5.93

        The weighted average grant-date fair value of options granted under the 1997 Plan during the year ended December 31, 1999 and prior to the completion of the Company's initial public offering in 2000 using a minimum value option pricing model was $0.71 and $4.45 per option, respectively. For options granted after the completion of the Company's initial public offering through December 31, 2000, the weighted average grant-date fair value was $8.38. For options granted during 2001, the weighted average grant-date fair value was $5.47.

        At December 31, 1999, 2000 and 2001, 1,542,070, 2,187,659 and 2,900,694 options were exercisable. The weighted average exercise price of options exercisable was $3.22, $3.94 and $5.13 at December 31, 1999, 2000 and 2001, respectively. The remaining estimated contractual life of the 9,615,037 options outstanding at December 31, 2001, is approximately 8.5 years. Options outstanding at December 31, 2001 have exercise prices ranging from $0.73 to $18.00.

        During 1998, the Company granted 102,656 options at $2.00 per share, outside the plans to a former employee. The employee exercised those options in 1999.

        SFAS No. 123, "Accounting for Stock Based Compensation," requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted-average assumptions for 1999, 2000 and 2001: a risk-free interest rate of 6.00% in 1999, 6.41% in 2000 and 4.07% in 2001, no dividend, an expected life of three to four years, and a volatility of zero for grants prior to the Company's initial public offering and 1.24 for grants subsequent to the Company's initial public offering in 2000 and 1.18 for grants in 2001. Pro forma net loss and loss per share for 1999, 2000 and 2001 would have been $26,833,186 ($1.67 per share), $5,279,679 ($0.20 per share) and $69,061,210 ($1.52 per share), respectively, determined as if the Company had accounted for its stock options granted in 1999, 2000 and 2001 under the fair value method set forth in SFAS No. 123.

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

11. Deferred Compensation

        The Company recorded deferred compensation of approximately $729,000 in 1999 for differences between the exercise price and the deemed fair value of the Company's common stock on the grant date for certain options granted during 1999. The Company granted options to purchase 280,250 shares of common stock, with an exercise price of $3.00 in 1999. Such exercise price was less than the deemed fair value of the Company's common stock on the date of grant. The deemed fair value of the Company's common stock on the individual grant dates ranged from $4.96 to $7.02.

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

        The Company assumed an additional 409,606 options for shares of the Company's common stock in the AllPoints acquisition (See Note 3) and recorded additional deferred compensation of approximately $1.9 million for the estimated intrinsic value of unvested stock options related to future services. Additionally, the Company recorded additional deferred compensation of approximately $666,000 in 2001 for the difference between the exercise price and the deemed fair value of the Company's common stock on the grant date. This deferred compensation resulted from the grants of options to purchase 1,000,000 shares of common stock to an executive officer with an exercise price of $5.50.

        The deferred compensation is being amortized ratably over the vesting period of the individual options, generally three to four years. Compensation expense recognized in 1999, 2000 and 2001 totaled approximately $282,000, $1,586,000 and $1,400,000, respectively.

12. Related Party Transactions

        The Company also has various advances to officers and stockholders of the Company. The total balance of these receivables at December 31, 2000 and 2001 was $52,574 and $31,642, respectively. Additionally, the Company has long-term full recourse notes receivable from employees and stockholders which bear interest of 8.5% and have a remaining balance of $958,259 and $1,173,403 at December 31, 2000 and 2001, respectively. These notes are secured by 78,333 shares of and 25,000 options for the Company's common stock and are subject to forgiveness in the event of termination of employment due to death or disability, or if termination happens without cause or, in certain cases, for good reason following a change in control.

13. Lease Commitments

        The Company leases certain facilities and property and equipment for use in operations. In May 1998, the Company entered into a lease for office space for the North American operations. The lease was subsequently amended in November 2001 and includes initial rental free periods for the first eight months, a lease term for approximately seventeen years, and rate escalation clauses in November 2006 and November 2011. The Company recognizes the total minimum lease payments as an expense on the straight-line basis over the lease term. The lease has two five-year renewal options that are at a rate not less than 95% of the then-prevailing market rate for comparable premises.

        The Company leased office space from a stockholder under a lease which was to expire in August 2002, with monthly rental payments of $86,569. In 1999, the Company finalized an agreement with the stockholder to vacate this office space in connection with the move to new office space for the North American operations. The total paid to the stockholder during the year ended December 31, 1999 and 2000 for lease abandonment was approximately $872,000 and $410,000, respectively, and $288,022 was recognized as additional loss related to this abandonment in 1999.

        The minimum rental commitments under operating leases and the minimum rentals to be received under subleases and other leases with terms exceeding one year, are as follows:

Leases
2002	$5,393,990
2003	4,913,743
2004	4,195,662
2005	3,640,154
2006	3,227,921
Thereafter	27,117,062

$48,488,532

        Total rent expense was approximately $4,736,000, $3,952,000 and $4,379,000 (net of sublease income of approximately $146,000, $1,358,000 and $1,189,000) for the years ended December 31, 1999, 2000 and 2001, respectively. Included in rent expense is approximately $260,000 paid to a stockholder for facility rental in 1999.

14. Employee Benefit Plan

        The Company sponsors a defined contribution plan for eligible employees. The plan covers all employees located in the United States who have completed one month of service and have attained the age of 21. The Company's contribution to the plan matches the first 5% of the employee's contributions of eligible earnings. Additionally, discretionary contributions may also be made. The Company recognized expenses of approximately $931,000, $696,000 and $825,000 for the defined contribution plan during the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company also sponsors a defined contribution plan for its employees in the United Kingdom. The plan covers all employees located in the United Kingdom who have completed six months of service. The Company's contribution to the plan matches the first 5% of the employee's contributions of eligible earnings. The Company recognized expenses of approximately $343,000, $262,000 and $153,000 for the defined contribution plan during the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company also sponsors a defined contribution plan for its employees in Japan. The plan covers all full time employees in Japan who have completed two years of service. The Company's contribution to the plan is based on the employee's job level and years of service. The Company recognized expenses of approximately $0, $50,000 and $47,000 for the defined contribution plan during the years ended December 31, 1999, 2000 and 2001, respectively.

15. Stockholders' Equity

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

        In March 1999, the Company entered into a two year sales and marketing agreement with an independent third party. The Company and the third party each have a non-exclusive right to market and resell the other party's products. As part of the agreement, the Company issued warrants to purchase the Company's common stock with an exercise price of $4 per share, of which, 330,000 of the warrants were immediately vested, exercisable and nonforfeitable. The remaining 330,000 of the warrants were to vest at a rate of 110,000 warrants for each $2,000,000 of net license revenue the Company recognizes on sales of the Company's products sold by the third party. The fair value of $640,000 for the 330,000 warrants, which vested immediately, was amortized to operating expense over the term of the agreement. Through June 2000, the 330,000 warrants which vest over time were marked to fair value at the end of each accounting period, and the remeasured value was amortized to operating expense on a straight-line basis over the term of the agreement. Prior to June 30, 2000, warrants to purchase 110,000 shares of the Company's common stock had vested as a result of the Company recognizing $2,000,000 of net license revenue from sales of the Company's products sold by the third party. In June 2000, the Company and the third party amended the sales and marketing agreement such that the unvested warrants to purchase 220,000 shares of the Company's common stock were canceled. The Company recorded expense of approximately $988,000 and $1,176,000 for the warrants during the years ended December 31, 1999 and 2000, respectively. The fair value of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions for 1999 and 2000 respectively: risk-free interest rate of 4.60% and 5.16%; dividend yield of zero; volatility of 85%; and a warrant life of five years. The warrants were exercised in December 2000.

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

Note Receivable from Stockholder

        In connection with the acquisition of AllPoints in January 2001 (See Note 3), the Company received a $211,750 full recourse note receivable from a former stockholder of AllPoints which bears interest at 5.87% per annum. Under the terms of the note, the note was secured by the Company's stock and unpaid principal and interest is due on December 28, 2005, or an earlier date upon the occurrence of certain events, including termination of employment. In January 2002, the stockholder surrendered 95,440 shares of common stock, which had a fair value equal to the carrying value of the note on the settlement date, and the note was cancelled.

16. Contingencies

        The Company is involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

17. Employee Severance and Lease Abandonment

        During the year ended December 31, 2001, the Company announced and implemented plans to reduce costs and improve operating efficiency. Loss on lease abandonment and employee severance and other facility closure costs was $14.3 million for the year ended December 31, 2001. These charges included $10.2 million in abandonment of certain leased office space less estimated sublease rentals at facilities in North America and in Europe, $3.5 million for severance and other employee related costs for the termination of 233 employees, $0.3 million for disposal of fixed assets, and $0.3 million for abandonment of leased equipment and other facility closure costs.

        The Company has recorded approximately $3.3 million of cash charges against the reserves established for these 2001 cost reduction actions. The remaining liability at December 31, 2001 is approximately $11.0 million and is expected to be paid through 2007. These reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs, and settlement of contractual obligations. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

        In August 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiency. The Company recorded a pretax charge of approximately $2.0 million for its restructuring plan. The Company recorded liabilities associated with the restructuring in the amounts of approximately $0.7 million for severance and other employee related costs for the termination of 97 services, sales, development and administrative employees, $0.8 million for the abandonment of certain leased office space less estimated sublease rentals at the Company's North American and Australian facilities, $0.2 million for the abandonment of leased equipment, and $0.3 million for the disposal of other fixed assets. The Company recorded approximately $1.3 million, $0.4 million and $0.2 million of cash charges against the original restructuring reserve during the year ended December 31, 1999, 2000 and 2001, respectively. The remaining liability at December 31, 2001 is approximately $47,000 and is expected to be paid out through the end of 2003.

18. Segment Information

        The Company provides software that drives customers' supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. The Company's geographic information as of and for the years ended December 31, 1999, 2000 and 2001 is as follows:

	United States	Europe and the Middle East	Asia Pacific	Eliminations	Total
December 31, 1999
Revenue	$61,793,501	$19,187,242	$15,819,526	$—	$96,800,269
Amortization of intangibles	(4,818,670)	—	—	—	(4,818,670)
Warrant and stock compensation expense	3,320,538	—	—	—	3,320,538
Loss on lease abandonment	288,022	—	—	—	288,022
Restructuring costs	1,795,713	—	156,543	—	1,952,256
Operating income (loss)	(20,965,782)	(328,696)	(2,759,503)	—	(24,053,981)
Property and equipment, net	7,841,274	987,103	1,168,076	—	9,996,453
Total assets	$59,523,158	$8,855,736	$2,535,546	$(3,244,142)	$67,670,298
December 31, 2000
Revenue	$68,734,644	$21,885,999	$24,967,791	$—	$115,588,434
Amortization of intangibles	(4,559,316)	(38,052)	(18,139)	—	(4,615,507)
Warrant and stock compensation expense	(2,361,430)	(77,183)	(323,825)	—	(2,762,438)
Operating income (loss)	(3,795,750)	(1,278,475)	2,183,544	—	(2,890,681)
Property and equipment, net	5,949,734	1,548,552	735,605	—	8,233,891
Total assets	$109,364,697	$4,423,799	$5,883,550	$(3,092,403)	$116,579,643
December 31, 2001
Revenue	$50,708,986	$19,550,365	$25,318,431	$—	$95,577,782
Amortization and impairment of intangibles	(35,044,352)	(54,399)	(15,843)	—	(35,114,594)
Warrant and stock compensation expense	(809,998)	(318,537)	(445,952)	—	(1,574,487)
Operating income (loss)	(59,091,228)	(4,560,995)	(1,950,336)	—	(65,602,559)
Property and equipment, net	6,135,837	1,451,426	837,321	—	8,424,584
Total assets	$90,137,404	$3,078,708	$1,962,390	$(4,108,034)	$91,070,468

19. Selected Consolidated Quarterly Results of Operations (Unaudited)

        The following tables set forth certain unaudited quarterly data for each of the eight quarters in the years ended December 31, 2000 and 2001. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenue:
Software license	$7,895,475	$8,701,167	$10,238,534	$11,829,945
Services and maintenance	16,034,310	17,631,991	17,926,569	17,115,576
Resale of software and equipment	1,548,402	1,744,930	2,396,678	2,524,857

Total revenue	25,478,187	28,078,088	30,561,781	31,470,378
Cost and expenses:
Cost of software licenses	78,955	87,012	179,164	1,046,304
Cost of services and maintenance	13,105,715	14,280,374	13,680,831	12,517,599
Cost of resale of software and equipment	1,337,811	1,444,020	1,726,575	2,098,808
Sales and marketing	5,972,423	6,520,536	6,148,200	6,854,571
Research and development	1,853,963	2,277,450	2,715,790	2,730,452
General and administrative	3,362,785	3,419,835	3,651,843	4,010,154
Amortization of intangibles	1,139,829	1,139,829	1,178,580	1,157,269
Warrant and stock compensation expense	1,064,763	858,721	569,478	269,476

Total costs and expenses	27,916,244	30,027,777	29,850,461	30,684,633

Operating income (loss)	(2,438,057)	(1,949,689)	711,320	785,745
Other income (expense)	(449,811)	(659,892)	(193,379)	862,157

Net income (loss)	$(2,887,868)	$(2,609,581)	$517,941	$1,647,902

Net income (loss) per common share—basic	$(0.18)	$(0.16)	$0.02	$0.04

Net income (loss) per common share—diluted	$(0.18)	$(0.16)	$0.01	$0.04

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue:
Software license	$9,985,182	$6,147,436	$4,935,254	$3,580,949
Services and maintenance	17,672,076	16,757,063	14,886,946	12,270,237
Resale of software and equipment	1,699,973	2,412,377	2,470,094	2,760,195

Total revenue	29,357,231	25,316,876	22,292,294	18,611,381
Cost and expenses:
Cost of software licenses	46,301	84,158	323,198	265,901
Cost of services and maintenance	11,635,926	10,980,577	9,489,045	9,060,452
Cost of resale of software and equipment	1,326,112	1,989,929	2,129,455	2,168,034
Sales and marketing	7,312,229	7,928,987	6,225,668	6,346,651
Research and development	3,847,686	3,989,260	3,485,964	3,282,021
General and administrative	4,418,367	5,621,392	4,162,294	4,078,031
Amortization of intangibles	1,886,913	2,316,591	2,316,749	1,914,543
Warrant and stock compensation expense	561,133	366,588	376,529	270,237
Impairment of intangibles	—	—	—	26,679,798
Loss on lease abandonment	—	7,440,336	—	2,743,656
Employee severance and lease abandonment costs	430,080	2,059,664	—	1,619,886

Total costs and expenses	31,464,747	42,777,482	28,508,902	58,429,210

Operating loss	(2,107,516)	(17,460,606)	(6,216,608)	(39,817,829)
Other income (expense)	418,980	669,306	661,542	141,143
Minority interest in subsidiary income	(98,893)	(1,778)	(45,388)	(15,133)
Income tax provision (benefit)	—	151,377	—	(100,040)

Net loss	$(1,787,429)	$(16,944,455)	$(5,600,454)	$(39,591,779)

Net loss per common share—basic and diluted	$(0.04)	$(0.37)	$(0.12)	$(0.87)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled "Election of Directors—Directors of the Company" included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (the "2002 Proxy Statement"). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned "Executive Officers". The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" included in the 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the sections entitled "Election of Directors—Compensation Committee Interlocks and Insider Participation", "Election of Directors—Compensation of Directors", "Executive Compensation", and "Executive Compensation—Employment Agreements" included in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference from the section entitled "Beneficial Ownership of Voting Stock" included in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference from the section entitled "Executive Compensation—Employment Agreements" and "Certain Transactions" in the 2002 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

        The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements under Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

(a)(2)    FINANCIAL STATEMENT SCHEDULES

        All schedules to the Consolidated Financial Statements are omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(a)(3)    EXHIBITS

        The Exhibits that are filed with this Annual Report on Form 10-K or incorporated by reference herein are set forth in the Index to Exhibits hereto.

(b)
REPORTS ON FORM 8-K

        The Company did not file a Current Report of Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2002.

EXE TECHNOLOGIES, INC.
By:	/s/ MICHAEL A. BURSTEIN
Michael A. Burstein Senior Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND R. HOOD Raymond R. Hood	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2002
/s/ MICHAEL A. BURSTEIN Michael A. Burstein	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2002
/s/ LYLE A. BAACK Lyle A. Baack	Director	March 31, 2002
/s/ ADAM C. BELSKY Adam C. Belsky	Director	March 31, 2002
/s/ KLAUS P. BESIER Klaus P. Besier	Director	March 31, 2002
/s/ GREGORY A. BRADY Gregory A. Brady	Director	March 31, 2002

/s/ STEVEN A. DENNING Steven A. Denning	Director	March 31, 2002
/s/ JAY C. HOAG Jay C. Hoag	Director	March 31, 2002
/s/ WILL LANSING Will Lansing	Director	March 31, 2002
/s/ JEFFREY R. RODEK Jeffrey R. Rodek	Director	March 31, 2002

INDEX TO EXHIBITS

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated as of January 18, 2001, by and among the Company, Almond Acquisition Corp. and AllPoints Systems, Inc.
3.1(2)	Second Amended and Restated Certificate of Incorporation of the Company.
3.2(3)	Second Amended and Restated By-laws of the Company.
10.1*†	Amended and Restated EXE Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan.
10.2(4)	EXE Technologies, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors.
10.3a(4)†	Employment Agreement, dated November 18, 1996, by and between Neptune Systems, Inc. and David E. Alcala, as amended as of September 11, 1997.
10.3b(4)†	Acknowledgement, dated January 5, 2000, by and between the Company and David E. Alcala.
10.4(5)†	Amended and Restated Employment Agreement, dated as of October 18, 2000, by and between the Company and Mark R. Weaser.
10.5(6)†	Promissory Note dated June 25, 2001 between Mark R. Weaser and the Company.
10.6(6)†	Pledge Agreement dated June 25, 2001 between Mark R. Weaser and the Company.
10.7(6)†	First Amendment to Amended and Restated Employment Agreement dated June 25, 2001 between Mark R. Weaser and the Company.
10.8(4)†	Employment Agreement, dated as of July 13, 1998, by and between the Company and Christopher F. Wright.
10.9(4)†	Employment Agreement, dated July 1, 2000, by and between the Company and Raymond R. Hood.
10.10(5)†	Promissory Note, issued by Raymond R. Hood in favor of the Company, dated November 16, 2000.
10.11(5)†	Pledge Agreement, dated November 16, 2000, by and between the Company and Raymond R. Hood.
10.12(5)†	Employment Agreement, dated as of August 9, 1999, by and between the Company and Michael A. Burstein.
10.13(5)†	Promissory Note, issued by Michael A. Burstein in favor of the Company, dated October 27, 2000.
10.14(5)†	Pledge Agreement, dated October 27, 2000, by and between the Company and Michael A. Burstein.
10.15(6)†	Amended and Restated Employment Agreement dated June 29, 2001 between Kenneth J. Powell and the Company.
10.16a*	Office Lease, dated November 1, 2001, by and between BLI-8787, Ltd. and EXE Technologies, Inc. and Letter Agreement, dated November 19, 2001, by and between BLI-8787, Ltd. and EXE Technologies, Inc.
10.16b(4)	Sublease Agreement and Consent to Sublease, dated November 11, 1999, by and between the Company and Fritz Companies, Inc.

10.17a(4)	Office Lease, dated April 3, 1995, by and between Neptune Systems, Inc. and Baldwin Towers Associates, L.P., as amended on July 6, 1995, June 17, 1996, June 26, 1996, October 29, 1996, November 27, 1996, March 25, 1997, March 23, 1998 and November 8, 1999.
10.17b(5)	Amendment to Office Lease, dated May 17, 2000, by and between the Company and Baldwin Office Associates, L.P.
10.18(4)	Second Amended and Restated Registration Rights Agreement, dated as of September 29, 1999, by and among the Company, General Atlantic Partners 57, L.P., General Atlantic Partners 41, L.P., GAP Coinvestment Partners, L.P., GAP Coinvestment Partners II, L.P., MSD 1998 GRAT #6, Triple Marlin Investments, LLC, Rothko Investments, LLC, MSD Portfolio L.P.—Investments, TCV III (Q), L.P., TCV III Strategic Partners, L.P., TCV III, L.P., TCV III (GP) and the stockholders named therein.
10.19(7)	Registration Rights Agreement, dated as of January 25, 2001, by and among the Company and the individuals and entities named on the signature pages thereto.
10.20(5)	Form of Indemnification Agreement, by and between the Company and certain directors of the Company.
10.21(5)	Form of Indemnification Agreement, by and between the Company and certain executive officers of the Company.
21.1(5)	Schedule of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP, independent auditors of the Company.

(1)
Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on February 9, 2001.

(2)
Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(3)
Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

(4)
Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 333-35106).

(5)
Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.

(6)
Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

(7)
Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001.

*
Filed herewith.

†
Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.

QuickLinks

Table of Contents
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
EXE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
EXE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
EXE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EXE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
EXE TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
EXE TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS