Form 10-Q
period 2002-03-31
EXE TECHNOLOGIES INC
filed 2002-05-14
CIK 1047262

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2001.

Common stock, $0.01 par value, 46,043,870 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2001	As of March 31, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,250,156	$29,055,171
Marketable securities, short-term	12,842,683	13,659,708
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $3,721,000 and $4,207,000 at December 31, 2001 and March 31, 2002, respectively	25,029,162	24,703,624
Other receivables and advances	572,438	498,865
Prepaid and other current assets	2,171,409	2,326,199

Total current assets	70,865,848	70,243,567

Marketable securities, long-term	2,203,891	992,030
Property and equipment, net	8,424,584	7,780,518
Other assets	2,549,794	2,016,478
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,760,666	1,479,659

Total assets	$91,070,468	$87,777,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,585,936	$6,888,293
Accrued expenses	11,557,606	10,706,759
Accrued payroll and benefits	1,749,046	1,815,681
Deferred revenue	9,206,736	9,698,539
Current portion of long-term debt and capital lease obligations	435,167	538,173

Total current liabilities	29,534,491	29,647,445

Long-term debt and capital lease obligations, net of current portion	995,973	752,192
Long-term accrued expenses, net of current portion	6,814,018	6,396,070
Minority interest	169,623	174,644
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized - 150,000,000; shares issued - 46,788,900 and 47,138,793 at December 31, 2001 and March 31, 2002, respectively	467,889	471,388
Additional paid-in capital	178,741,296	179,103,592
Note receivable from stockholder	(211,750)	-
Treasury stock, at cost, 999,483 and 1,094,923 shares of common stock at December 31, 2001 and March 31, 2002, respectively	(3,431,464)	(3,645,859)
Accumulated deficit	(119,601,384)	(122,948,136)
Deferred compensation	(2,515,440)	(2,246,755)
Other comprehensive loss	107,216	73,356

Total stockholders’ equity	53,556,363	50,807,586
Total liabilities and stockholders’ equity	$91,070,468	$87,777,937

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2001	2002

Revenue:
Software license	$9,985,182	$4,144,072
Services and maintenance	17,672,076	11,863,633
Resale of software and equipment	1,699,973	3,099,069
Reimbursable expenses	857,203	529,198

Total revenue	30,214,434	19,635,972

Costs and expenses:
Cost of software licenses	46,301	113,076
Cost of services and maintenance	11,635,926	8,175,300
Cost of resale of software and equipment	1,326,112	2,572,234
Cost of reimbursable expenses	857,203	529,198
Sales and marketing	7,312,229	5,055,103
Research and development	3,847,686	3,053,383
General and administrative	4,418,367	3,177,301
Amortization of goodwill and intangible assets	1,886,913	281,007
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	148,222	87,946
Sales and marketing	191,436	45,446
Research and development	35,589	45,446
General and administrative	185,886	89,847
Employee severance and other facility closure costs	430,080	—

Total costs and expenses	32,321,950	23,225,287

Operating loss	(2,107,516)	(3,589,315)

Other income (expense):
Interest income	831,099	330,977
Interest expense	(7,704)	(29,888)
Other	(404,415)	(53,505)

Total other income (expense)	418,980	247,584

Loss before minority interest and taxes	(1,688,536)	(3,341,731)
Minority interest in subsidiary income	(98,893)	(5,021)
Loss before taxes	(1,787,429)	(3,346,752)
Income tax	—	—
Net loss	$(1,787,429)	$(3,346,752)
Net loss per common share - basic and diluted	$(0.04)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	44,740,349	45,914,688

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2001	2002
Cash Flow from Opertating Activities:
Net loss	$(1,787,429)	$(3,346,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,902,140	1,180,221
Provision for losses on receivables	992,186	1,029,692
Amortization of deferred compensation	386,783	268,685
Issuance of warrants for services	174,350	—
Minority interest	107,324	5,021
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,108,451)	(704,154)
Other receivables and advances	(589,060)	73,573
Prepaids and other current assets	(554,304)	(154,790)
Other long-term assets	(299,720)	533,316
Accounts payable	(476,024)	302,357
Accrued payroll and benefits	(215,962)	66,635
Deferred revenue	(1,469,152)	491,803
Accrued expenses	(1,443,044)	(1,268,795)
Other	221,119	(10,359)

Net cash used in operating activities	(3,159,244)	(1,533,547)

Cash Flow from Investing Activites:
Purchases of property and equipment	(418,405)	(281,294)
Purchase of marketable securities	(11,250,000)	(2,000,000)
Proceeds from sale of marketable securities	11,931,116	2,394,836
Cash paid for AllPoints acquisition	(1,618,109)	—

Net cash provided by (used in) investing activities	(1,355,398)	113,542

Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	530,906	365,795
Payments on long-term debt	(81,782)	(140,775)
Retirement of AllPoints line of credit	(750,000)	—

Net cash provided by (used in) financing activities	(300,876)	225,020

Net decrease in cash and cash equivalents	(4,815,518)	(1,194,985)
Cash and cash equivalents at beginning of year	39,820,056	30,250,156
Cash and cash equivalents at end of period	$35,004,538	$29,055,171

Supplemental Cash Flow Information:
Cash paid for interest	$14,153	$33,320
Cash paid for income taxes	$5,190	$56,823

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Principles of Consolidation and Basis of Presentation

EXE Technologies, Inc. (the Company or EXE) provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. The accompanying unaudited consolidated financial statements include the accounts of EXE Technologies, Inc. and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001.

On January 1, 2002, the Company adopted Financial Accounting Standards Board Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  As a result, the Company began recording revenue and a related cost of revenue in its statement of operations for reimbursable expenses such as airfare, hotel lodging, meals, auto rental and other charges related to providing services to our customers.  Prior to the adoption of this standard, the Company recorded these expense reimbursements as a reduction of expenses.  The Company’s prior period financial statements have been reclassified to comply with the new standard.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.  EITF 00-25 requires consideration paid to resellers of the Company’s products be recorded as a reduction in revenue.  The application of this EITF does not result in any impact to operating or net income (loss) in any past or future periods.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-lived prepaid assets.  The adoption of this standard did not have an effect on the operating results or the financial position of the Company.

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

	Three Months Ended March 31,

	2001	2002

Common stock options	9,054,659	9,462,364
Warrants	—	10,000
Total anti-dilutive securities excluded	9,054,659	9,472,364

3.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale.  The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended March 31,

	2001	2002

Net loss	$(1,787,429)	$(3,346,752)
Foreign currency translation gains	174,441	82,463
Unrealized gain (loss) on securities available for sale	115,242	(116,323)

Total comprehensive loss	$(1,497,746)	$(3,380,612)

4.  Derivative Financial Instruments

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

As of March 31, 2002, the Company had outstanding forward currency exchange contracts of $3.1 million to sell Japanese Yen and $1.5 million to sell Australian Dollars which hedge net balance sheet exposures.  Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense).  At March 31, 2002, the current market settlement values of the forward contracts would result in a gain of approximately $0.3 million.  There were no forward contracts outstanding at March 31, 2001.

5.  Intangible Assets and Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002.  With the application of the nonamortization provisions of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002.  The following table presents the quarterly results of the Company on a comparative basis assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:

	As of March 31,
	2001	2002

Reported net loss	$(1,787,429)	$(3,346,752)
Goodwill amortization	1,514,997	—
Adjusted net loss	$(272,432)	$(3,346,752)

Reported net loss per common share - basic and dilutive	$(0.04)	$(0.07)
Goodwill amortization per common share - basic and dilutive	0.03	—
Adjusted net loss per common share - basic and dilutive	$(0.01)	$(0.07)

The Company has not yet completed the initial goodwill impairment test required by SFAS No. 142.  This test involves the use of estimates related to fair market values of the Company’s reporting units with which the goodwill was associated.  The Company does not expect the initial impairment test to have a material impact on the Company’s operating results or financial position.  However, the assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company’s reporting units decline, which would result in decreases in the related estimate of fair market values.

Intangible assets as of December 31, 2001 and March 31, 2002 were as follows:

	December 31,	March 31,
	2001	2002

Developed and acquired technology	$4,700,000	$4,700,000
Customer base	1,800,000	1,800,000
Less accumulated amortization	(4,739,334)	(5,020,341)
Net intangible assets	$1,760,666	$1,479,659

Amortization expense related to intangible assets totaled $0.4 million and $0.3 million during the three months ended March 31, 2001 and 2002, respectively.  Intangible assets with definite useful lives are amortized on a straight-line basis. The weighted average amortization period is five years for developed and acquired technology and six years for customer base. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

Remainder of 2002	$840,770
2003	333,332
2004	305,557
Total	$1,479,659

6.  Segment Information

The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company.  The Company’s geographic information as of and for the three months ended March 31, 2001 and 2002 is as follows:

			Asia Pacific and the Middle East
	United States
		Europe		Eliminations	Total

Three months ended March 31, 2001
Revenue	$16,837,289	$4,537,387	$8,839,758	$—	$30,214,434
Amortization of goodwill and intangible assets	1,869,034	13,827	4,052	—	1,886,913
Warrant and stock compensation expense	324,993	102,460	133,680	—	561,133
Restructuring costs	430,080	—	—	—	430,080
Operating income (loss)	(2,329,823)	(664,925)	887,232	—	(2,107,516)

As of March 31, 2001
Property and equipment, net	5,889,008	1,311,538	721,231	—	7,921,777
Total assets	134,777,144	3,730,483	6,479,760	(3,108,034)	141,879,353

Three months ended March 31, 2002
Revenue	9,276,868	5,254,992	5,104,112	—	19,635,972
Amortization of goodwill and intangible assets	281,007	—	—	—	281,007
Warrant and stock compensation expense	181,209	37,246	50,230	—	268,685
Operating income (loss)	(3,678,795)	19,421	70,059	—	(3,589,315)

As of March 31, 2002
Property and equipment, net	5,714,759	1,235,092	830,667	—	7,780,518
Total assets	$86,433,735	$3,036,478	$2,415,758	$(4,108,034)	$87,777,937

7.  Employee Severance and Lease Abandonment

During the year ended December 31, 2001, the Company announced and implemented plans to reduce costs and improve operating efficiency. Loss on lease abandonment and employee severance and other facility closure costs was $14.3 million for the year ended December 31, 2001, of which approximately $0.4 million was recognized during the three months ended March 31, 2001. These charges included $10.2 million in abandonment of certain leased office space less estimated sublease rentals at facilities in North America and in Europe, $3.5 million for severance and other employee related costs for the termination of 233 employees, $0.3 million for disposal of fixed assets, and $0.3 million for abandonment of leased equipment and other facility closure costs.

The Company has recorded approximately $4.9 million of cash charges against the reserves established for these 2001 cost reduction actions. The remaining liability at March 31, 2002 is approximately $9.4 million and is expected to be paid through 2007. These reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs, and settlement of contractual obligations. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

EXE Technologies, Inc. provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management.  Our software solutions deliver the vital, frontline supply chain intelligence necessary to drive customer execution decisions and processes.  Our products and services help customers worldwide to increase revenue, reduce distribution costs, manage inventory across the supply chain, and improve customer loyalty and satisfaction.  We provide global service and support for our software from established facilities in North America, Europe, the Middle East, Asia, and Australia.

We derive our revenue from the sale of software licenses; product related consulting, training, maintenance and support (collectively, “services and maintenance”); and the resale of software and equipment.

Our revenues have been adversely impacted by a global slowdown in customer spending for large-scale IT projects during 2001.  This global slowdown began to adversely impact our revenues the end of the quarter ended March 31, 2001 and was impacted further by the terrorist attacks upon the United States on September 11, 2001.  While the global economic environment for large-scale IT projects remains challenging, we have remained focused on improving our performance through better sales execution, expanded product offerings, and through reduced cost of operations.

Results of Operations

Three months ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

Total Revenue.  Total revenue decreased $10.6 million, or 35.0%, to $19.6 million for the three months ended March 31, 2002, from $30.2 million for the three months ended March 31, 2001.  International revenue accounted for 53% of total revenue during the three months ended March 31, 2002 and 44% of total revenue during the three months ended March 31, 2001.  No single customer accounted for more than 10.0% of total revenue during the three months ended March 31, 2002 or 2001.

Software License.  Software license revenue decreased $5.8 million, or 58.5%, to $4.1 million for the three months ended March 31, 2002, from $9.9 million for the three months ended March 31, 2001.  Software license revenue as a percentage of total revenue excluding reimbursable expenses was 21.7% for the three months ended March 31, 2002 versus 34.0% for the three months ended March 31, 2001.  These declines were primarily attributable to the global slowdown in customer spending for large-scale IT projects that began during 2001 and has extended into the first quarter of fiscal year 2002.  Software license revenue improved 15.7% when compared with the preceding three months ended December 31, 2001.  This improvement is primarily attributed to changes in the U.S. sales operations made late in fiscal 2001 that resulted in a 72.0% improvement in U.S. license revenues.

Services and Maintenance.  Services and maintenance revenue decreased $5.8 million, or 32.9%, to $11.9 million for the three months ended March 31, 2002 from $17.7 million for the three months ended March 31, 2001.  Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses was 62.1% for the three months ended March 31, 2002 versus 60.2% for the three months ended March 31, 2001.  These decreases in services and maintenance revenue were attributed to the global slowdown in customer spending for large-scale IT projects. The global slowdown in the economy has adversely impacted our ability to generate new license revenue, thereby contributing to the decline in services and maintenance revenue from new projects and resulting in a shift in our revenue mix.  The decline was principally in consulting and training revenue, which declined 41.1% when compared with consulting and training revenue during the same three month period of the prior year.  Most of the decline was in the United States and Asia Pacific since these areas have been the most adversely affected by the decline in license revenues.

Resale Software and Equipment.  Resale software and equipment revenue increased $1.4 million, or 82.3%, to $3.1 million for the three months ended March 31, 2002, from $1.7 million for the three months ended March 31, 2001.  Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 16.2% for the three months ended March 31, 2002 versus 5.8% for the three months ended March 31, 2001. These increases were due to a $1.1 million improvement in resale revenues from Europe that accompanied a large new license and services contract.

Costs and Expenses

Cost of Software Licenses.  Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers.  Cost of software licenses increased $0.1 million for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001.  Cost of software licenses represented 2.7% of software license revenue for the three months ended March 31, 2002 and 0.5% for the three months ended March 31, 2001. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in cost of purchasing complementary software that was sold during the three months ended March 31, 2002.

Cost of Services and Maintenance.  Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation.  Cost of services and maintenance decreased $3.4 million, or 29.7%, to $8.2 million for the three months ended March 31, 2002, from $11.6 million for the three months ended March 31, 2001.  The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees, which was attributable to the decline in global IT spending.  As a percentage of services and maintenance revenue, cost of services and maintenance increased to 68.9% for the three months ended March 31, 2002, from 65.8% for the three months ended March 31, 2001.  Much of this is attributed to the continued decline in revenues from EXceed Fulfill WMS Unix-based product projects that traditionally carry higher service margins.  However, the cost of services and maintenance declined when compared with the 73.8% for the preceding three months ended December 31, 2001 as the impact of cost reduction actions implemented in fiscal 2001 improved services and maintenance margins.

Cost of Resale Software and Equipment.  Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers.  Cost of resale software and equipment increased $1.3 million, or 94.0%, to $2.6 million for the three months ended March 31, 2002, from $1.3 million for the three months ended March 31, 2001.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 83.0% for the three months ended March 31, 2002 and 78.0% for the three months ended March 31, 2001. The increase in cost as a percentage of revenue reflects the fact that significant sales of higher margin data base software occurred during the three months ended March 31, 2001.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions,

bonuses, recruiting costs, travel, marketing materials and trade shows.  Sales and marketing expenses decreased $2.2 million, or 30.9%, to $5.1 million for the three months ended March 31, 2002, from $7.3 million for the three months ended March 31, 2001.  The decrease was related primarily to a reduction in the number of sales and marketing employees, which was attributable to the decline in global IT spending and lower commission expenses for sales staff and partners as a result of lower software license revenues.  As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses increased to 26.5% for the three months ended March 31, 2002, from 24.9% for the three months ended March 31, 2001.  The increase in sales and marketing costs as a percentage of total revenue was a result of lower revenue we have experienced since the beginning of the slowdown in global IT spending.

Research and Development.  Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities.  Research and development expenses decreased $0.8 million, or 20.6%, to $3.1 million for the three months ended March 31, 2002, from $3.9 million for the three months ended March 31, 2001.  The decrease in research and development expenses was due primarily to a reduction in the number of research and development employees and contractors due to the decline in global IT spending.  As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 16.0% for the three months ended March 31, 2002, from 13.1% for the three months ended March 31, 2001.  The increase was primarily due to lower revenue we have experienced since the beginning of the slowdown in global IT spending.

General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services.  General and administrative costs decreased $1.2 million, or 28.1%, to $3.2 million for the three months ended March 31, 2002, from $4.4 million for the three months ended March 31, 2001.  The decrease in general and administrative expenses was due to a reduction in the number of general and administrative employees and contractors due to the decline in global IT spending.  As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses increased to 15.6% for the three months ended March 31, 2002, from 14.6% for the three months ended March 31, 2001.  This increase was primarily due to the lower revenue we have experienced since the beginning of the slowdown in global IT spending.

Amortization of Goodwill and Intangible Assets.  Amortization of goodwill and intangible assets relates primarily to assets acquired in connection with the 1997 acquisition of Dallas Systems and the 2001 acquisition of AllPoints.  Amortization of goodwill and intangible assets decreased $1.6 million to $0.3 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001.  Approximately $0.7 million of this decline is attributed to the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets, which directs that goodwill and intangible assets which are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  In addition, $0.9 million of the decline is attributed to the goodwill and intangible impairment write-off of AllPoints in the fourth quarter of 2001.

Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees.  The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.  Non-cash warrant and stock compensation expense decreased $0.3 million to $0.3 million for the three months ended March 31, 2002, from $0.6 million for the three months ended March 31, 2001.

Employee Severance and Lease Abandonment.  During the three months ended March 31, 2001 we implemented a restructuring plan to reduce costs and improve operating efficiency.  In connection with this plan, we recorded a charge of $0.4 million for severance and other employee related costs for the termination of 18 services, sales and marketing, development, and administrative employees.

Other Income (Expense).  Other income (expense) consists of gains and losses from currency fluctuations, interest expense, and interest income on investments.  Other income declined $0.2 million to an income of $0.2 million for the three months ended March 31, 2002, from an income of $0.4 million for the three months ended March 31, 2001.  The decline was due to a decrease in interest income of $0.5 million due to a decline in interest rates and a decline in funds held in marketable securities and lower interest rates during the three months ended March 31, 2002.  This decline was offset by an improvement of $0.3 million from foreign exchange losses due to the implementation of a foreign currency-hedging program.

Income Tax.  No income tax benefit was recognized for operating losses recorded for the three months ended March 31, 2002 and 2001 due to the uncertainty of the timing and amount of future taxable income.

Liquidity and Capital Resources

We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations.  As of March 31, 2002 we had $29.1 million in cash and cash equivalents, $13.7 million in short-term marketable securities, $1.0 million in long-term marketable securities and $40.6 million in working capital.

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2002.  Cash used in operations was primarily used to fund the $3.3 million operating loss, net of non-cash charges for depreciation, amortization, provisions for losses on receivables, minority interest, and warrant and stock compensation expenses.  Other charges in cash from operating activities included cash used for decreases in accrued expenses, primarily related to our cost reduction plans implemented in 2001 and increases in accounts receivable and prepaid and other current assets.  These uses were offset by decrease in other long-term assets and increases in accounts payable, accrued payroll and deferred revenue.  Net cash used in operating activities was $3.2 million for the comparable three months ended March 31, 2001.

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2002.  We purchased property and equipment of $0.3 million and generated $0.4 million of cash from net sales of marketable securities.  Net cash used in investing activities was $1.4 million for the comparable three months ended March 31, 2001.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2002.  We generated cash of $0.4 million from the issuance of common stock and reduced other long-term debt by $0.2 million.  Net cash used in financing activities was $0.3 million for the comparable three months ended March 31, 2001, and arose primarily from the proceeds of our initial public offering.

Over the next year, we expect the cost reduction actions that occurred during the year ended December 31, 2001, combined with our efforts to improve our revenues through expanded product offerings and improved revenue productivity from our sales force and strategic alliances, to enhance our future liquidity. We believe that companies will again focus on the effectiveness of their flow of inventory throughout the supply chain and purchase our software to increase revenue, reduce distribution costs, manage inventory across the supply chain, and improve customer loyalty and satisfaction.

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

Forward-Looking Statements

In addition to historical information, this filing and our Annual Report on Form 10-K may contain forward-looking statements.  Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that relate to future events or conditions, including, among others, statements relating to economic conditions, sales execution, cost reduction and restructuring actions and their impact on earnings and cash flows, sufficiency of working capital, accounting for goodwill and other intangible assets, interest rate risk and enhancement of the company’s software should be considered forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 40.5%, 46.9% and 52.8% of our total revenues for the years ended December 31, 2000 and 2001 and for the three months ended March 31, 2002, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.8) million, $(0.5) million and $(0.1) million for the years ended December 31, 2000 and 2001 and for the three months ended March 31, 2002, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

As of March 31, 2002, the Company had outstanding forward currency exchange contracts of $3.1 million to sell Japanese Yen and $1.5 million to sell Australian Dollars which hedge net balance sheet exposures.  Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense).  At March 31, 2002, the current market settlement values of the forward contracts would result in a gain of approximately $0.3 million.  There were no forward contracts outstanding at March 31, 2001.

We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

We have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then–prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2002, we had $24.4 million of securities which mature in 90 days or less, $13.7 million of securities which mature between 90 days and one year, and $1.0 million of securities which mature between one and two years. We do not believe that we have any material exposure to interest rate risk.

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

From the date of receipt through March 31, 2002, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	$3.4 million
Working capital	$10.3 million
Total	$30.3 million

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

ITEM 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1                           First Amendment to Employment Agreement dated as of February 19, 2002, between the Company and Michael Burstein.

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: May 13, 2001	By:	/s/ RAYMOND R. HOOD
Raymond R. Hood
Chairman of the Board of Directors and
Chief Executive Officer

Date: May 13, 2001	By:	/s/ MICHAEL A. BURSTEIN
Michael A. Burstein
Senior Vice President, Finance, Chief
Financial Officer and Treasurer

INDEX TO EXHIBITS

10.1	First Amendment to Employment Agreement dated as of February 19, 2002, between the Company and Michael Burstein.