Form 10-Q
period 2002-06-30
EXE TECHNOLOGIES INC
filed 2002-08-14
CIK 1047262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002.

Common stock, $0.01 par value, 46,059,766 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I.                                  FINANCIAL INFORMATION

ITEM 1.                                   FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2001	As of June 30, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,250,156	$35,260,238
Marketable securities, short-term	12,842,683	7,335,752
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $3,721,000 and $4,153,000 at December 31, 2001 and June 30, 2002, respectively	25,029,162	17,488,596
Other receivables and advances	572,438	445,612
Prepaid and other current assets	2,171,409	2,852,463
Total current assets	70,865,848	63,382,661
Marketable securities, long-term	2,203,891	4,417,028
Property and equipment, net	8,424,584	6,080,219
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,760,666	1,199,366
Other assets	2,549,794	1,709,569
Total assets	$91,070,468	$82,054,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,585,936	$6,574,901
Accrued expenses	11,557,606	11,106,240
Accrued payroll and benefits	1,749,046	2,030,730
Deferred revenue	9,206,736	10,128,804
Current portion of long-term debt and capital lease obligations	435,167	541,842
Total current liabilities	29,534,491	30,382,517
Long-term debt and capital lease obligations, net of current portion	995,973	670,670
Long-term accrued expenses, net of current portion	6,814,018	9,106,545
Minority interest	169,623	178,794
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized — 20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized — 150,000,000; shares issued — 46,788,900 and 47,154,689 at December 31, 2001 and June 30, 2002, respectively	467,889	471,547
Additional paid-in capital	178,741,296	179,122,032
Note receivable from stockholder	(211,750)	—
Treasury stock, at cost, 999,483 and 1,094,923 shares of common stock at December 31, 2001 and June 30, 2002, respectively	(3,431,464)	(3,645,859)
Accumulated deficit	(119,601,384)	(131,748,713)
Deferred compensation	(2,515,440)	(1,978,070)
Other comprehensive income (loss)	107,216	(504,935)
Total stockholders’ equity	53,556,363	41,716,002
Total liabilities and stockholders’ equity	$91,070,468	$82,054,528

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Revenue:
Software license	$5,545,591	$3,122,592	$15,530,773	$7,266,664
Services and maintenance	16,757,063	12,831,201	34,429,139	24,694,834
Resale of software and equipment	2,412,377	2,000,300	4,112,350	5,099,369
Reimbursable expenses	657,452	477,017	1,514,655	1,006,215
Total revenue	25,372,483	18,431,110	55,586,917	38,067,082
Costs and expenses:
Cost of software licenses	84,158	86,305	130,459	199,381
Cost of services and maintenance	10,980,577	8,042,909	22,616,503	16,218,209
Cost of resale of software and equipment	1,989,929	1,655,829	3,316,041	4,228,063
Cost of reimbursable expenses	657,452	477,017	1,514,655	1,006,215
Sales and marketing	7,327,142	4,914,140	14,639,371	9,969,243
Research and development	3,989,260	2,907,218	7,836,946	5,960,601
General and administrative	5,621,392	3,018,315	10,039,759	6,195,616
Amortization of goodwill and intangible assets	2,316,591	280,293	4,203,504	561,300
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	128,397	87,946	276,619	175,892
Sales and marketing	49,500	45,446	240,936	90,892
Research and development	58,487	45,446	94,076	90,892
General and administrative	130,204	89,847	316,090	179,694
Provision for estimated loss on lease abandonment	7,440,336	3,998,862	7,440,336	3,998,862
Employee severance and other facility closure costs	2,059,664	2,487,769	2,489,744	2,487,769
Total costs and expenses	42,833,089	28,137,342	75,155,039	51,362,629
Operating loss	(17,460,606)	(9,706,232)	(19,568,122)	(13,295,547)
Other income (expense):
Interest income	664,146	302,356	1,495,245	633,333
Interest expense	(12,304)	(20,928)	(20,008)	(50,816)
Other	17,464	807,198	(386,951)	753,693
Total other income	669,306	1,088,626	1,088,286	1,336,210
Loss before minority interest and taxes	(16,791,300)	(8,617,606)	(18,479,836)	(11,959,337)
Minority interest in subsidiary income	(1,778)	(4,150)	(100,671)	(9,171)
Loss before taxes	(16,793,078)	(8,621,756)	(18,580,507)	(11,968,508)
Income taxes	151,377	178,821	151,377	178,821
Net loss	$(16,944,455)	$(8,800,577)	$(18,731,884)	$(12,147,329)
Net loss per common share - basic and diluted	$(0.37)	$(0.19)	$(0.42)	$(0.26)
Weighted average number of common shares outstanding - basic and diluted	45,432,434	46,049,634	45,086,391	45,982,161

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2001	2002
Cash Flow from Opertating Activities:
Net loss	$(18,731,884)	$(12,147,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,178,452	2,277,576
Write-down of property and equipment	—	1,032,408
Provision for doubtful accounts	2,591,418	1,847,146
Amortization of deferred compensation	753,371	537,370
Issuance of warrants for services	174,350	—
Minority interest	109,102	9,171
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,673,115)	5,693,420
Other receivables and advances	(141,196)	126,826
Prepaids and other current assets	(289,304)	(681,054)
Other long-term assets	(607,598)	840,225
Accounts payable	(757,499)	(11,035)
Accrued payroll and benefits	(544,781)	281,684
Deferred revenue	(889,102)	922,068
Accrued expenses	8,135,580	1,841,161
Other	(132,185)	(566,652)
Net cash provided by (used in) operating activities	(5,824,391)	2,002,985

Cash Flow from Investing Activites:
Purchases of property and equipment	(1,132,629)	(452,463)
Purchase of marketable securities	(12,250,000)	(6,210,000)
Proceeds from sale of marketable securities	13,922,116	9,503,794
Cash paid for AllPoints acquisition	(1,618,109)	—
Net cash provided by (used in) investing activities	(1,078,622)	2,841,331

Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	1,114,665	384,394
Payments on long-term debt	(122,072)	(218,628)
Retirement of AllPoints line of credit	(750,000)	—
Net cash provided by financing activities	242,593	165,766

Net increase (decrease) in cash and cash equivalents	(6,660,420)	5,010,082
Cash and cash equivalents at beginning of year	39,820,056	30,250,156
Cash and cash equivalents at end of period	$33,159,636	$35,260,238

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. These statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2001.

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

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

2.  Net Loss Per Share

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

	As of June 30,
	2001	2002

Common stock options	9,081,625	9,086,698
Warrants	—	15,000
Total anti-dilutive securities excluded	9,081,625	9,101,698

3.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale.  The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Net loss	$(16,944,455)	$(8,800,577)	$(18,731,884)	$(12,147,329)
Foreign currency translation gains (losses)	(2,490)	(566,259)	171,951	(483,796)
Unrealized gain (loss) on securities available for sale	(385)	(12,032)	114,857	(128,355)
Total comprehensive loss	$(16,947,330)	$(9,378,868)	$(18,445,076)	$(12,759,480)

4.  Derivative Financial Instruments

The Company hedges certain nonfunctional currency exposure.  Forward currency exchange contracts are utilized by the Company to reduce foreign currency exchange and interest rate risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts.  The Company does not hold derivative financial instruments for trading or speculative purposes.

As of June 30, 2002, the Company had outstanding forward currency exchange contracts of $2.0 million to sell British Pounds Sterling which hedge net balance sheet exposures.  Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense).  At June 30, 2002, the current market settlement values of the forward contracts would result in a loss of approximately $0.1 million.

5.  Intangible Assets and Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements.  The Company completed the transitional impairment test for its enterprise goodwill during the three months ended June 30, 2002 and determined that no impairment loss should be recorded as of January 1, 2002. The assessment of goodwill impairment in the future will consider if future operating cash flows of the Company will decline, which might indicate a decrease in the related estimate of fair market values.  Other intangible assets will continue to be amortized over their useful lives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Reported net loss	$(16,944,455)	$(8,800,577)	$(18,731,884)	$(12,147,329)
Goodwill amortization	1,885,594	—	3,400,590	—
Adjusted net loss	$(15,058,861)	$(8,800,577)	$(15,331,294)	$(12,147,329)

Reported net loss per common share — basic and dilutive	$(0.37)	$(0.19)	$(0.42)	$(0.26)
Goodwill amortization per common share — basic and dilutive	0.04	—	0.08	—
Adjusted net loss per common share — basic and dilutive	$(0.33)	$(0.19)	$(0.34)	$(0.26)

Intangible assets as of December 31, 2001 and June 30, 2002 were as follows:

	December 31, 2001	June 30, 2002

Developed and acquired technology	$4,700,000	$4,700,000
Customer base	1,800,000	1,800,000
Less accumulated amortization	(4,739,334)	(5,300,634)
Net intangible assets	$1,760,666	$1,199,366

Amortization expense related to intangible assets totaled $0.4 million and $0.3 million during the three months ended June 30, 2001 and 2002, respectively and $0.8 million and $0.6 million during the six months ended June 30, 2001 and 2002, respectively.  Intangible assets with definite useful lives are amortized on a straight-line basis. The weighted average amortization period is five years for developed and acquired technology and six years for customer base. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

Remainder of 2002	$560,478
2003	333,333
2004	305,555
Total	$1,199,366

6.  Segment Information

The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company.  The Company’s geographic information as of and for the three and six months ended June 30, 2001 and 2002 is as follows:

	North America	Europe	Asia Pacific and the Middle East	Eliminations	Total

Three months ended June 30, 2001
Revenue	$14,071,802	$3,936,247	$7,364,434	$—	$25,372,483
Amortization of goodwill and intangible assets	2,285,434	13,347	17,810	—	2,316,591
Warrant and stock compensation expense	212,318	66,938	87,332	—	366,588
Provision for estimated loss on lease abandonment	7,154,780	285,556	—	—	7,440,336
Employee severance and other facility closure costs	1,023,926	430,288	605,450	—	2,059,664
Operating income (loss)	(15,381,757)	(1,701,713)	(377,136)	—	(17,460,606)

Six months ended June 30, 2001
Revenue	$30,909,090	$8,469,270	$16,208,557	$—	$55,586,917
Amortization of goodwill and intangible assets	4,154,468	27,174	21,862	—	4,203,504
Warrant and stock compensation expense	537,311	169,398	221,012	—	927,721
Provision for estimated loss on lease abandonment	7,154,780	285,556	—	—	7,440,336
Employee severance and other facility closure costs	1,453,984	430,310	605,450	—	2,489,744
Operating income (loss)	(17,711,580)	(2,366,638)	510,096	—	(19,568,122)

As of June 30, 2001
Property and equipment, net	$5,658,480	$1,430,817	$924,626	$—	$8,013,923
Total assets	129,450,245	2,278,922	6,771,114	(3,108,034)	135,392,247

Three months ended June 30, 2002
Revenue	$8,998,368	$4,848,868	$4,583,874	—	$18,431,110
Amortization of goodwill and intangible assets	280,293	—	—	—	280,293
Warrant and stock compensation expense	181,209	37,246	50,230	—	268,685
Provision for estimated loss on lease abandonment	3,900,000	98,862	—	—	3,998,862
Employee severance and other facility closure costs	2,252,745	133,105	101,919	—	2,487,769
Operating income (loss)	(10,028,920)	739,736	(417,048)	—	(9,706,232)

Six months ended June 30, 2002
Revenue	$18,275,236	$10,103,861	$9,687,985	$—	$38,067,082
Amortization of goodwill and intangible assets	560,586	714	—	—	561,300
Warrant and stock compensation expense	362,418	74,492	100,460	—	537,370
Provision for estimated loss on lease abandonment	3,900,000	98,862	—	—	3,998,862
Employee severance and other facility closure costs	2,252,745	133,105	101,919	—	2,487,769
Operating income (loss)	(13,707,715)	759,158	(346,990)	—	(13,295,547)

As of June 30, 2002
Property and equipment, net	$4,218,833	$1,094,648	$766,736	$—	$6,080,217
Total assets	81,017,460	3,985,191	1,159,911	(4,108,034)	82,054,528

7.  Estimated Provisions for Lease Abandonment, Employee Severance and Other Costs

During the year ended December 31, 2001, the Company announced and implemented plans to reduce costs and improve operating efficiency. Provisions for estimated losses on lease abandonment and employee severance and other facility closure costs was $14.3 million for the year ended December 31, 2001, of which approximately $9.9 million was recognized during the six months ended June 30, 2001. These estimated charges included: (a) $10.2 million and $7.4 million in abandonment of certain leased office space less estimated sublease rentals at facilities in North America and in Europe for the year ended December 31, 2001 and the six months ended June 30, 2001, respectively, (b) $3.5 million and $2.4 million for severance and other employee related costs for the termination of 233 and 137 employees for the year ended December 31, 2001 and the six months ended June 30, 2001, respectively, and (c) $0.6 million and $0.1 million for disposal of fixed assets, abandonment of leased equipment and other facility closure costs for the year ended December 31, 2001 and the six months ended June 30, 2001, respectively.

In response to the continued global slowdown in customer spending for large-scale IT projects, the Company launched additional cost reduction actions at the end of the second quarter of 2002.  These actions, which include the consolidation of the U.S. professional services and development activities into one location in Dallas and the expansion of the Company’s offshore development operations, resulted in estimated provisions of approximately $6.5 million.  These provisions consisted of approximately $1.4 million for estimated severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees and approximately $1.1 million for the estimated loss on the abandonment of leased office space in Philadelphia.  Additionally, the Company provided $2.9 million for additional estimated losses associated with facilities previously abandoned and $1.1 million in other facility closure costs primarily for the write-down of property and equipment.

The Company has made cash payments of approximately $6.1 million against the reserves established for these various cost reduction actions. The remaining liability at June 30, 2002 is approximately $13.3 million and is expected to be paid through 2009. These reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

8. Subsequent Events

During July 2002, EXE acquired intellectual property assets for an order analysis and planning system for $1.0 million.  The acquisition price will be paid quarterly in four consecutive equal installments beginning in the third quarter of 2002 and the intangible assets associated with this acquisition is expected to be amortized over a three year period.

In accordance with an amended employment agreement with the Company’s former Chief Financial Officer dated February 19, 2002, the Company forgave an outstanding loan of approximately $277,000 on July 1, 2002. Accordingly, the outstanding balance was charged against operating results during the six months ended June 30, 2002.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the Certain Factors That May Affect Future Results included elsewhere in this Form 10-Q and the Company’s Critical Accounting Policies and Estimates included in the Company’s Form 10-K for the year ended 2001.

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

Our revenues have been adversely impacted by a global slowdown in customer spending for large-scale IT projects during 2001 and 2002. This global slowdown began to adversely impact our revenues in early 2001 and was impacted further by the terrorist attacks upon the United States on September 11, 2001. While the global economic environment for large-scale IT projects remains challenging, we have remained focused on improving our performance through better sales execution and expanded product offerings, while significantly reducing global operating costs. At the end of the second quarter of 2002, we made the decision to take significant additional cost reduction actions, including the consolidation of our U.S. development and professional services operations in Dallas and expand our offshore development activities. These actions are expected to reduce operating costs in the future. We do not expect the full benefit of these actions to be achieved until the first quarter of 2003. The cost reduction actions resulted in special charges of approximately $6.5 million in the second quarter of 2002. The special charges included estimated severance and related costs and lease abandonment costs related to the closure of our Philadelphia office and a provision for additional estimated losses associated with facilities previously abandoned.

We have reduced our full time employee headcount from 630 at the beginning of 2001 to 497 at the end of June 2002. The cost reduction action we made at the end of June 2002 will further reduce our headcount in the future by approximately 60 employees.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments regarding estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources.  Although management evaluates these judgments on an ongoing basis, there can be no assurance that actual results will not ultimately differ from those estimates.  For a more detailed explanation of these judgments, including our judgments relating to revenue recognition, allowance for doubtful accounts and adjustments, goodwill and intangible impairment, accruals for lease abandonment and employee termination costs, related party transactions, and contingencies you may refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenue

Total Revenue.  Total revenue decreased $7.0 million, or 27.4%, to $18.4 million for the three months ended June 30, 2002, from $25.4 million for the three months ended June 30, 2001.  International revenue accounted for 51.2% of total revenue during the three months ended June 30, 2002 and 44.5% of total revenue during the three months ended June 30, 2001.  No single customer accounted for more than 10.0% of total revenue during the three months ended June 30, 2002 or 2001.

Software License.  Software license revenue decreased $2.4 million, or 43.7%, to $3.1 million for the three months ended June 30, 2002, from $5.5 million for the three months ended June 30, 2001.  Software license revenue as a percentage of total revenue excluding reimbursable expenses was 17.4% for the three months ended June 30, 2002 versus 22.4% for the three months ended June 30, 2001.  We believe these declines continue to reflect the global slowdown in customer spending for large-scale IT projects that began during 2001 and has extended into fiscal year 2002.  When compared with the prior year, the largest decline in license revenue occurred in our Asia Pacific region.  Software license revenue decreased $1.0 million or 24.7% when compared with the preceding three months ended March 31, 2002.  This decline was attributed to lower license revenue in our North America and Asia Pacific regions.

Services and Maintenance.  Services and maintenance revenue declined $4.0 million, or 23.4%, to $12.8 million for the three months ended June 30, 2002 from $16.8 million for the three months ended June 30, 2001.  Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses was 71.5% for the three months ended June 30, 2002 versus 67.8% for the three months ended June 30, 2001.  We believe the global slowdown in customer spending for large-scale IT projects has adversely impacted our ability to generate new license revenue resulting in a shift in our revenue mix. This decline in new projects from new license revenue has contributed to the decline in services and maintenance revenue. Most of the decline was in our North America and Asia Pacific regions since these areas have been the most adversely affected by license revenue declines. Revenues from consulting services have declined 32.8% when compared to the same three month period of the prior year and is largely attributed to the continued decline of consulting revenue from our EXceed Fulfill WMS Unix-based products. In addition, revenues from the AllPoints product line have declined 90.2% as a result of our November 2001 decision to no longer sell and market these products.  Services and maintenance revenue increased $1.0 million or 8.2% when compared to the preceding three months ended March 31, 2002.  This improvement is attributed to an increase in consulting revenue in Europe and increased maintenance revenues from contract renewals.

Resale Software and Equipment.  Resale software and equipment revenue decreased $0.4 million, or 17.1%, to $2.0 million for the three months ended June 30, 2002, from $2.4 million for the three months ended June 30, 2001.  Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 11.1% for the three months ended June 30, 2002 versus 9.8% for the three months ended June 30, 2001.  Resale software and equipment revenue decreased $1.1 million or 35.5% when compared with the preceding three months ended March 31, 2002.  This decrease is attributed to a decline in resale revenues from Europe due to a $0.9 million resale transaction during the three months ended March 31, 2002 that accompanied a large license and services contract.

Costs and Expenses

Cost of Software Licenses.  Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers.  Cost of software licenses represented 2.8% of software license revenue for the three months ended June 30, 2002 and 1.5% for the three months ended June 30, 2001. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the three months ended June 30, 2002.

Cost of Services and Maintenance.  Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation.  Cost of services and maintenance decreased $3.0 million, or 26.8%, to $8.0 million for the three months ended June 30, 2002, from $11.0 million for the three months ended June 30, 2001.  The decrease was related primarily to a

31.7% reduction in the number of full time and contract services and maintenance employees. Cost of services and maintenance decreased $0.1 million or 1.6% when compared to the preceding three months ended March 31, 2002. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 62.7% for the three months ended June 30, 2002, from 65.5% for the three months ended June 30, 2001 and from 68.9% for the three months ended March 31, 2002.  These decreases in cost as a percentage of services and maintenance revenue are due primarily to improved utilization of our professional services employees.

Cost of Resale Software and Equipment.  Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers.  Cost of resale software and equipment decreased $0.3 million, or 16.8%, to $1.7 million for the three months ended June 30, 2002, from $2.0 million for the three months ended June 30, 2001.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 82.8% for the three months ended June 30, 2002, 82.5% for the three months ended June 30, 2001 and 83% for the three months ended March 31, 2002.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows.  Sales and marketing expenses decreased $2.4 million, or 32.9%, to $4.9 million for the three months ended June 30, 2002, from $7.3 million for the three months ended June 30, 2001.  The decrease was related primarily to a 29.0% reduction in the number of sales and marketing employees and to lower commission expenses for sales staff and partners as a result of lower software license revenues.  As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses decreased to 27.4% for the three months ended June 30, 2002, from 29.6% for the three months ended June 30, 2001, and increased from 26.5% for the three months ended March 31, 2002.  Sales and marketing expenses decreased $0.1 million or 2.8% when compared with the preceding three months ended March 31, 2002 primarily due to efforts to reduce marketing and travel expenses.

Research and Development.  Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities.  Research and development expenses decreased $1.1 million, or 27.1%, to $2.9 million for the three months ended June 30, 2002, from $4.0 million for the three months ended June 30, 2001.  The decrease in research and development expenses was due primarily to a 35.7% reduction in the number of research and development employees and contractors.  As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 16.2% for the six months ended June 30, 2002, from 16.1% for the three months ended June 30, 2001, and from 16.0% for the three months ended March 31, 2002.  Research and development expenses decreased $0.1 million or 4.8% when compared with the preceding three months ended March 31, 2002 primarily due to efforts to reduce contractor and consulting expenses.

General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services.  General and administrative costs decreased $2.6 million, or 46.3%, to $3.0 million for the three months ended June 30, 2002, from $5.6 million for the three months ended June 30, 2001.  The decrease in general and administrative expenses was due primarily to a 36.2% reduction in the number of general and administrative employees and contractors.  As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses decreased to 16.8% for the three months ended June 30, 2002, from 22.7% for the three months ended June 30, 2001, and increased from 16.6% for the three months ended March 31, 2002.  General and administrative expenses decreased $0.2 million or 5.0% when compared with the preceding three months ended March 31, 2002 primarily due to efforts to reduce consulting expenses.

In August 2002, we renewed our director and officer liability insurance for one year. The premium was approximately $0.9 million and will be charged to expense over the next four quarters. The previous premium had an annual cost of approximately $0.3 million.

Amortization of Goodwill and Intangible Assets.  Amortization of goodwill and intangible assets relates primarily to assets acquired in connection with the 1997 acquisition of Dallas Systems and the 2001 acquisition of AllPoints.  Amortization of goodwill and intangible assets decreased $2.0 million to $0.3 million for the three months ended June 30, 2002, from $2.3 million for the three months ended June 30, 2001, and is consistent with $0.3 million for the three months ended March 31, 2002.  Of the decline from the prior year, approximately $0.7 million is attributed to the implementation in the current year of Statement of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets, which directs that goodwill and intangible assets which are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  The remaining $1.3 million of the decline is attributed to the goodwill and intangible impairment write-off of AllPoints at the end of 2001.

Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees.  The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options.  Non-cash warrant and stock compensation expense decreased $0.1 million to $0.3 million for the three months ended June 30, 2002, from $0.4 million for the three months ended June 30, 2001, and is consistent with $0.3 million for the three months ended March 31, 2002.

Estimated Provisions for Lease Abandonment, Employee Severance and Other Facility Closure Costs.  In response to the continued global slowdown in customer spending for large-scale IT projects, we launched additional cost reduction actions during the three months ended June 30, 2002.  These actions, which include the consolidation of the U.S. professional services and development activities into one location in Dallas and the expansion of our offshore development operations, resulted in a charge of approximately $6.5 million.  These provisions consisted of approximately $1.4 million for estimated severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees and approximately $1.1 million for the estimated loss on the abandonment of leased office space in Philadelphia. Additionally, we provided $2.9 million for additional estimated losses associated with facilities previously abandoned and $1.1 million in other facility closure costs primarily for the write-down of property and equipment.

During the three months ended June 30, 2001, we implemented a cost reduction plan and recorded a pretax charge of $9.5 million that included approximately $2.0 million for severance and other employee related costs for the termination of 119 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.

These provisions are based on management’s judgment of the estimated costs related to the severance, lease abandonments and other related costs. Actual future costs could vary from these estimates and result in additional provisions in the future.

Other Income (Expense).  Other income (expense) consists of gains and losses from currency fluctuations, interest expense, and interest income on investments.  Other income increased $0.4 million to an income of $1.1 million for the three months ended June 30, 2002, from an income of $0.7 million for the three months ended June 30, 2001.  The increase was due primarily to an improvement of $0.8 million from foreign exchange gains.  This increase was offset by a decrease in interest income of $0.4 million due to a decline in interest rates and a decline in funds held in marketable securities during the three months ended June 30, 2002.  Other income (expense) improved $0.8 million when compared with the preceding three months ended March 31, 2002 primarily due to foreign exchange gains during the three months ended June 30, 2002. Although we periodically buy forward contracts to hedge against certain foreign currency fluctuations, we may have foreign currency gains and losses which can significantly vary from quarter to quarter.

Income Taxes.  An income tax provision of $0.2 million was recognized during the three months ended June 30, 2002 and 2001.  The income tax provision was primarily due to tax on income earned by foreign subsidiaries while corresponding domestic tax benefit generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenue

Total Revenue.  Total revenue decreased $17.5 million, or 31.5%, to $38.1 million for the six months ended June 30, 2002, from $55.6 million for the six months ended June 30, 2001.  International revenue accounted for 52.0% of total revenue during the six months ended June 30, 2002 and 44.4% of total revenue during the six months ended June 30, 2001.  No single customer accounted for more than 10.0% of total revenue during the six months ended June 30, 2002 or 2001.

Software License.  Software license revenue decreased $8.2 million, or 53.2%, to $7.3 million for the six months ended June 30, 2002, from $15.5 million for the six months ended June 30, 2001.  Software license revenue as a percentage of total revenue excluding reimbursable expenses was 19.6% for the six months ended June 30, 2002 versus 28.7% for the six months ended June 30, 2001.  We believe these declines were primarily attributed to the global slowdown in customer spending for large-scale IT projects that began during 2001 and has extended into the first and second quarters of fiscal year 2002.

Services and Maintenance.  Services and maintenance revenue decreased $9.7 million, or 28.3%, to $24.7 million for the six months ended June 30, 2002 from $34.4 million for the six months ended June 30, 2001.  Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses was 66.6% for the six months ended June 30, 2002 versus 63.7% for the six months ended June 30, 2001.  We believe the global slowdown in customer spending for large-scale IT projects has adversely impacted our ability to generate new license revenue resulting in a shift in our revenue mix. This decline in new projects from new license revenue has contributed to the decline in services and maintenance revenue. Most of the decline was in our North America and Asia Pacific regions since these areas have been the most adversely affected by license revenue declines. Revenues from consulting services have declined 37.1% when compared to the same six month period of the prior year and is largely attributed to the continued decline of consulting revenue from our EXceed Fulfill WMS Unix-based products. In addition, revenues from the AllPoints product line have declined 83.7% as a result of our November 2001 decision to no longer sell and market these products.

Resale Software and Equipment.  Resale software and equipment revenue increased $1.0 million, or 24.0%, to $5.1 million for the six months ended June 30, 2002, from $4.1 million for the six months ended June 30, 2001.  Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 13.8% for the six months ended June 30, 2002 versus 7.6% for the six months ended June 30, 2001. The increase was due to improved resale revenue from Europe that accompanied a large new license and services contract during the first quarter of 2002.

Costs and Expenses

Cost of Software Licenses.  Cost of software licenses represented 2.7% of software license revenue for the six months ended June 30, 2002 and 0.8% for the six months ended June 30, 2001. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the six months ended June 30, 2002.

Cost of Services and Maintenance.  Cost of services and maintenance decreased $6.4 million, or 28.3%, to $16.2 million for the six months ended June 30, 2002, from $22.6 million for the six months ended June 30, 2001.  The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees. As a percentage of services and maintenance revenue, cost of services and maintenance was 65.7% for the six months ended June 30, 2002 and 2001.

Cost of Resale Software and Equipment.  Cost of resale software and equipment increased $0.9 million, or 27.5%, to $4.2 million for the six months ended June 30, 2002, from $3.3 million for the six months ended June 30, 2001.  The increase was due to higher resale software and equipment sales for the six months ended June 30, 2002.  As a percentage of resale software and equipment revenue, cost of resale software and equipment was 82.9% for the six months ended June 30, 2002 and 80.6% for the six months ended June 30, 2001. The increase in cost as a percentage of revenue reflects that significant sales of higher margin data base software occurred during the first quarter of the prior year.

Sales and Marketing.  Sales and marketing expenses decreased $4.6 million, or 31.9%, to $10.0 million for the six months ended June 30, 2002, from $14.6 million for the six months ended June 30, 2001.  The decrease was related primarily to a reduction in the number of sales and marketing employees and to lower commission expenses for sales staff and partners as a result of lower software license revenues.  As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses decreased to 26.9% for the six months ended June 30, 2002, from 27.1% for the six months ended June 30, 2001.

Research and Development.  Research and development expenses decreased $1.8 million, or 23.9%, to $6.0 million for the six months ended June 30, 2002, from $7.8 million for the six months ended June 30, 2001.  The decrease in research and development expenses was due primarily to a reduction in the number of research and development employees and contractors.  As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 16.1% for the six months ended June 30, 2002, from 14.5% for the six months ended June 30, 2001.  The increase was primarily due to lower revenue we have experienced since the beginning of the slowdown in global IT spending.

General and Administrative.  General and administrative costs decreased $3.8 million, or 38.3%, to $6.2 million for the six months ended June 30, 2002, from $10.0 million for the six months ended June 30, 2001.  The decrease in general and administrative expenses was due to a reduction in the number of general and administrative employees and contractors.  As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses decreased to 16.7% for the six months ended June 30, 2002, from 18.6% for the six months ended June 30, 2001.

In August 2002, we renewed our director and officer liability insurance for one year. The premium was approximately $0.9 million and will be charged to expense over the next four quarters. The previous premium had an annual cost of approximately $0.3 million.

Amortization of Goodwill and Intangible Assets.  Amortization of goodwill and intangible assets decreased $3.6 million to $0.6 million for the six months ended June 30, 2002, from $4.2 million for the six months ended June 30, 2001.  Approximately $1.4 million of this decline is attributed to the implementation in the current year of Statement of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets, which directs that goodwill and intangible assets which are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.  The remaining $2.2 million of the decline is attributed to the goodwill and intangible impairment write-off of AllPoints in the fourth quarter of 2001.

Non-Cash Warrant and Stock Compensation.  Non-cash warrant and stock compensation expense decreased $0.4 million to $0.5 million for the six months ended June 30, 2002, from $0.9 million for the six months ended June 30, 2001.

Estimated Provisions for Lease Abandonment, Employee Severance and Other Facility Closure Costs.  In response to the continued global slowdown in customer spending for large-scale IT projects, we launched additional cost reduction actions during the three months ended June 30, 2002.  These actions, which include the consolidation of the U.S. professional services and development activities into one location in Dallas and the expansion of our offshore development operations, resulted in a charge of approximately $6.5 million.  These provisions consisted of approximately $1.4 million for estimated severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees and approximately $1.1 million for the estimated loss on the abandonment of leased office space in Philadelphia. Additionally, we provided $2.9 million for additional estimated losses associated with facilities previously abandoned and $1.1 million in other facility closure costs primarily for the write-down of property and equipment.

During the six months ended June 30, 2001, we implemented cost reduction plans and recorded a pretax charge of $9.9 million that included approximately $2.4 million for severance and other employee related costs for the termination of 137 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.

These provisions are based on management’s judgment of the estimated costs related to the severance, lease abandonments and other related costs. Actual future costs could vary from these estimates and result in additional provisions in the future.

Other Income (Expense).  Other income increased $0.2 million to an income of $1.3 million for the six months ended June 30, 2002, from an income of $1.1 million for the six months ended June 30, 2001.  The increase was due primarily to an improvement of $1.2 million from foreign exchange gains.  This increase was offset by a decrease in interest income of $1.0 million due to a decline in interest rates and a decline in funds held in marketable securities during the six months ended June 30, 2002. Although we periodically buy forward contracts to hedge against foreign currency fluctuations, we may have foreign currency gains or losses which can significantly vary from quarter to quarter.

Income Taxes.  An income tax provision of $0.2 million was recognized during the six months ended June 30, 2002 and 2001.  The income tax provision was primarily due to tax on income earned by foreign subsidiaries while corresponding domestic tax benefit generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Liquidity and Capital Resources

We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations.  As of June 30, 2002 we had approximately $47.0 million in cash and marketable securities, including long-term marketable securities, a growth of approximately $1.7 million during the first six months of 2002.

Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2002. The net loss after deducting non-cash adjustments was approximately $6.4 million. This net cash use was more than offset by cash generated by changes in operating assets and liabilities of approximately $8.4 million. This includes an improvement in our receivable days outstanding which improved from 121 days at the end of 2001 to 85 days at the end of June 2002. As a result, $5.7 million of cash was generated from a reduction in net receivables. Additionally, accrued expenses increased by $1.8 million due primarily to the cost reduction plan and deferred revenues increased $1.0 million.  Net cash used in operating activities was $5.8 million for the comparable six months ended June 30, 2001.

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2002.  We purchased property and equipment of $0.5 million and generated $3.3 million of cash from net sales of marketable securities.  Net cash used in investing activities was $1.1 million for the comparable six months ended June 30, 2001. We believe that capital expenditures over the next twelve months will not exceed $1.0 million. In July 2002, we agreed to purchase certain intellectual property for $1.0 million (see Note 8 to the consolidated financial statements included elsewhere herein). The acquisition will be paid quarterly in four consecutive equal installments beginning in the third quarter of 2002.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2002.  We generated cash of $0.4 million from the issuance of common stock and reduced other long-term debt by $0.2 million.  Net cash provided by financing activities was $0.2 million for the comparable six months ended June 30, 2001.

We currently have operating lease obligations of approximately $45.5 million, of which $5.1 million are payable over the next year and the balance is due over an additional 13 years. Certain of the leases are abandoned and provisions have been made for the estimated losses on these leases (see Note 7 to the consolidated financial statements included elsewhere herein), but cash payments will be required for the remainder of the existing lease obligation. If we are able to reach a settlement with the lessors of these abandoned facilities on terms favorable to the Company within the next twelve months, a settlement payment might be required which could be considerably higher than the scheduled lease payments during that period. As of the date of this Form 10-Q there has been no settlement offer by any of the lessors.

Although we may use cash over the next six months due to severance and facility related costs associated with the cost reduction actions taken at the end of the second quarter of 2002 and certain other expenditures previously discussed, we believe that our existing working capital will be sufficient to fund our operations for at least the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain any additional required financing or that, if we can, the terms will be acceptable to us.

Forward-Looking Statements

In addition to historical information, this filing and our Annual Report on Form 10-K may contain forward-looking statements.  Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that relate to future events or conditions, including, among others, statements relating to economic conditions, sales execution, cost reduction and restructuring actions and their impact on earnings and cash flows, sufficiency of working capital, accounting for goodwill and other intangible assets, interest rate risk and enhancement of the company’s software should be considered forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•                  our competitors’ products and prices;

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

We may not be profitable in the future.

With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $26.1 million in 1999, $3.3 million in 2000, $63.9 million in 2001, and $12.1 million for the six months ended June 30, 2002. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

Our revenue could decline if our customers do not continue to accept our existing products, including fulfillment and collaboration products.

We expect to derive a majority of our product license revenue in the future from our fulfillment and collaboration products and their components. Our business depends on continued customer acceptance of these products and the release, introduction and customer acceptance of new products. We expect that we will continue to depend on revenue from new and enhanced versions of our fulfillment and collaboration products, and our revenue could decline if our target customers do not continue to adopt and expand their use of these products and their components.

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

Our software is used for mission critical division- or enterprise-wide purposes and involves a significant commitment of resources by customers. A customers’ decision to license our software usually involves the evaluation of the available alternatives by a number of personnel in multiple functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our solutions. For these and other reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to nine months, and is subject to delays over which we may have little or no control. As a result of the length and variability of the sales cycle for our software products, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more anticipated large license transactions could harm our operating results.

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

We sell our software primarily through a direct sales force and through strategic relationships with systems integrators, consulting services companies, vendors of complementary software and hardware vendors. During the past several months we have experienced significant turnover in our U.S. sales force. Almost all of the current members of our U.S. sales force have joined us within the past several months. Our future success will depend in part on the efforts of our direct sales force. Most of the members of our sales force have not worked together in the past and, as a result, may not work together effectively as a team. In addition, our newly hired sales personnel may fail to develop the necessary skills to be productive within our organization, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business will be compromised. In addition, due to the competitive nature of our industry, we may not be able to retain some or all of the members of our sales force.

If our new or enhanced products do not gain market acceptance, our business and results of operations would be harmed.

The growth of our business will depend on the successful development, introduction and acceptance of new and enhanced versions of our products. The introduction of new or enhanced products requires that we manage the transition from existing products to these new or enhanced products. We have recently introduced our EXceed AIM and EXceed SNx software solutions to work in conjunction with our existing fulfillment software suite in order to extend our product reach into complementary markets. We expect to derive a significant portion of our revenues in the future from EXceed AIM and EXceed SNx and other new and enhanced products. If EXceed AIM and EXceed SNx and our other new and enhanced products do not gain market acceptance, our revenues may decline. Factors that may affect the market acceptance of EXceed AIM and EXceed SNx and our other new and enhanced products, some of which are beyond our control, may include:

•                  the changing requirements of our industry;

•                  the performance, quality and price of our new and enhanced products; and

•                  the availability, performance, quality and price of competing products and technologies.

We may experience delays in the scheduled introduction of new or upgraded software, and our software may contain undetected errors or “bugs,” resulting in loss of revenue and harm to our reputation.

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

Also, despite testing by us, our software may contain undetected errors or “bugs.” In the past, we have discovered software bugs in new versions of our software after its release. We may experience software bugs in the future. These bugs could result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service and warranty costs, or impaired market acceptance and sales of this software, any of which could harm our operating results.

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

•                  diversion of management’s attention;

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

Although we have recently improved on the time required to collect accounts receivable from our customers, there is no assurance that this trend will continue. Historically, we have experienced longer receivable collection periods which has largely been attributed to the deterioration of certain of our customers’ financial condition due to the negative economic climate in the United States and the international markets we serve. The failure of any significant customer to pay for our products on a timely basis could adversely affect our results of operations and our operating cash flow.

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

International revenue accounted for approximately 52.0% of our total revenue during the six months ended June 30, 2002, 46.9% of our total revenue during the year ended December 31, 2001, 40.5% of our total revenue during the year ended December 31, 2000 and approximately 36.2% of our total revenue during 1999. We expect international revenue to continue to account for a significant percentage of total revenue in the future, and we plan to continue to expand our international activities as part of our growth strategy. This expansion will require significant financial resources and management attention that could have a negative effect on our earnings. As our international operations continue to develop, they may become increasingly subject to risks inherent in international business activities, including:

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

A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese yen and Singapore dollars and in Europe some of our contracts are denominated in the Euro. In addition, with the expansion of international operations, the number of foreign currencies in which we must operate is likely to increase, resulting in increased exposure to exchange rate fluctuations. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction gains (losses) of $0.8 million for the six months ended June 30, 2002, $(0.5) million for the year ended December 31, 2001 and $(0.8) million for the year ended December 31, 2000. We can give you no assurance that currency transaction losses will not adversely affect our results in future periods.

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

We offer software implementation and related consulting services to our customers. Although we typically provide services on a “time and material” basis, we have from time to time entered into fixed-price service contracts, and we expect that some customers will demand these contracts in the future. These contracts specify certain milestones to be met by us regardless of actual costs incurred in meeting those obligations. If we are unable to successfully complete these contracts on budget, our earnings could suffer.

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

During the calendar year 2001, we terminated approximately 233 of our services, sales, development and administrative personnel. Additionally, at the end of June 2002, we announced that approximately an additional 60 employees would be terminated. It is possible that these employees could bring legal actions against us under applicable federal, state or local laws. Any such claims, whether with or without merit, could subject us to costly litigation and the diversion of management time and attention, and successful claims could result in awards of damages to or reinstatement of former employees, any of which could harm our operating results.

Product liability and other claims related to our customers’ business operations could result in substantial costs.

Many of our installations involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Any failure in a client’s system or any intellectual property infringement claims by third parties could result in a claim for substantial damages against us, regardless of our responsibility for the failure or for the alleged intellectual property infringement. We cannot assure you that our customer contracts will protect us in the event of any such claim. In addition, although we maintain general liability insurance coverage, including coverage for errors or omissions, we cannot assure you that this coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage.

The successful assertion of one or more large claims against us that exceeds available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could result in substantial costs.

Five customers have requested defense and indemnification from us for threatened patent claims against them by a third party relating to bar code technology. For additional information about these requests, see “Item 1. Business—Intellectual Property” in our Annual Report on Form 10-K.

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

•                  our competitors’ products and prices;

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

•                  customers’ budget constraints;

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

The stock market has experienced significant price and volume fluctuations, and the market price for our common stock has been in the past and could continue to be volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. Litigation could result in substantial costs and a diversion of management’s attention and resources.

The concentration of ownership of our common stock may have the effect of delaying or preventing a change of control of us.

Our directors, executive officers and their affiliated companies beneficially own more than forty percent of our outstanding common stock. As a result, these stockholders will have the ability to elect our directors and to determine the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change of control of us. As a result, if these stockholders voted as a group, they would have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.

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

Because we offer fulfillment, traditional supply chain, collaboration, inventory management and supply network execution software, we consider a number of companies in different market categories to be our competitors. Our competitors include companies and groups that:

•                  focus on providing fulfillment applications;

•                  offer enterprise platforms for order management, fulfillment and inventory management; and

•                  service internal customers, such as internal information technology groups.

We believe that the market for integrated fulfillment, collaboration, inventory management and supply network execution solutions is still in its formative stage, and that no currently identified competitor represents a dominant presence in this market.

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

The market for our software is characterized by rapid technological change. If we fail to respond promptly and effectively to technological change and competitors’ innovations, our growth and operating results could be harmed.

The market for fulfillment, warehousing, distribution, inventory management and supply network execution systems experiences rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend in part on our ability to enhance existing applications and develop and introduce new applications or components. These new applications must:

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

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 40.5%, 46.9% and 52.0% of our total revenues for the years ended December 31, 2000 and 2001 and for the six months ended June 30, 2002, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.8) million, $(0.5) million and $0.8 million for the years ended December 31, 2000 and 2001 and for the six months ended June 30, 2002, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

As of June 30, 2002, the Company had outstanding forward currency exchange contracts of $2.0 million to sell British Pounds Sterling that hedge net balance sheet exposures.  Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense).  At June 30, 2002, the current market settlement values of the forward contracts would result in a loss of approximately $0.1 million.

We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

We have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then–prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2002, we had $29.1 million of securities which mature in 90 days or less, $7.3 million of securities which mature between 90 days and one year, and $4.4 million of securities which mature between one and two years. We do not believe that we have any material exposure to interest rate risk.

PART II.  OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)           Recent Sales of Unregistered Securities

During the six months ended June 30, 2002, we issued warrants to purchase 15,000 shares of Common Stock to alliance partners at exercise prices of $1.57 and $1.85 per share. The securities were not registered under the Securities Act of 1933.

We believe that the transactions described above were exempt from registration under Section 3(b) or 4(2) of the Securities Act because the subject securities were issued to a limited group of persons, each of whom was believed to be a sophisticated investor or to have had a pre-existing business or personal relationship with us or our management and to have been purchasing for investment without a view to further distribution. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

From the date of receipt through June 30, 2002, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	3.4 million
Working capital	9.1 million
Total	$29.1 million

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 30, 2002, at which the Company’s stockholders voted to elect two Class II members to the Board of Directors. Jay C. Hoag and William J. Lansing were elected to serve until the 2005 annual meeting and until their successors are duly elected and qualified. There were 35,063,517 votes cast for the election of Mr. Hoag and 35,031,846 votes cast for the election of Mr. Lansing. There were 1,047,258 votes withheld from Mr. Hoag and 1,078,929 votes withheld from Mr. Lansing. The stockholders also approved amendments to the Amended and Restated 1997 Incentive and Non-Qualified Stock Option Plan (the “Employee Plan”) increasing the number of shares of Common Stock available for issuance thereunder from 12,000,000 shares to 15,000,000 shares and increasing the maximum number of shares of Common Stock with respect to which options may be granted thereunder to any employee during any calendar year from 1,000,000 shares to 3,000,000 shares; and an amendment to the Amended and Restated Stock Option Plan for Non-Employee Directors (the “Director Plan”) increasing the number of shares of Common Stock available for issuance thereunder from 300,000 shares to 600,000 shares.  There were 20,283,019 votes cast for the amendments to the Employee Plan, 8,448,046 votes cast against the proposal, 4,920 votes abstained, and 7,374,790 broker non-votes. There were 25,172,345 votes cast for the amendment to the Director Plan, 3,557,977 votes cast against the proposal, 5,663 votes abstained, and 7,374,790 broker non-votes. The stockholders also voted to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. There were 36,036,277 votes cast for this proposal, 69,998 votes cast against this proposal and 4,500 votes abstained.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1         Employment Agreement dated as of May 13, 2002 between the Company and Kenneth R. Vines.

10.2         Amended and Restated EXE Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, as amended.

10.3         EXE Technologies, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors, as amended.

99.1         Certification pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: August 14, 2002	By:	/s/ RAYMOND R. HOOD
Raymond R. Hood
Chairman of the Board of Directors and
Chief Executive Officer

Date: August 14, 2002	By:	/s/ KENNETH R. VINES
Kenneth R. Vines
Senior Vice President, Finance, Chief
Financial Officer and Treasurer

INDEX TO EXHIBITS

10.1                           Employment Agreement dated as of May 13, 2002 between the Company and Kenneth R. Vines.

10.2                           Amended and Restated EXE Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, as amended.

10.3                           EXE Technologies, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors, as amended.

99.1                           Certification pursuant to 18 U.S.C. Section 1350.