Form 10-Q
period 2002-09-30
EXE TECHNOLOGIES INC
filed 2002-11-14
CIK 1047262

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30389

EXE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	751719817 (I.R.S. Employer Identification Number)

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

YES   X     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2002.

Common stock, $0.01 par value, 46,059,766 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	September 30,
	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,250,156	$28,807,344
Marketable securities, short-term	12,842,683	5,143,873
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $3,721,000 and $3,898,000 at December 31, 2001 and September 30, 2002, respectively	25,029,162	14,740,921
Other receivables and advances	572,438	487,391
Prepaid and other current assets	2,171,409	5,044,786

Total current assets	70,865,848	54,224,315
Marketable securities, long-term	2,203,891	8,547,870
Property and equipment, net	8,424,584	5,499,630
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,760,666	1,863,518
Other assets	2,549,794	1,844,879

Total assets	$91,070,468	$77,245,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,585,936	$5,984,576
Accrued expenses	11,557,606	10,134,107
Accrued payroll and benefits	1,749,046	1,494,569
Deferred revenue	9,206,736	10,343,406
Current portion of long-term debt and capital lease obligations	435,167	532,900

Total current liabilities	29,534,491	28,489,558
Long-term debt and capital lease obligations, net of current portion	995,973	542,961
Long-term accrued expenses, net of current portion	6,814,018	9,521,111
Minority interest	169,623	184,562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized - 150,000,000; shares issued - 46,788,900 and 47,154,689 at December 31, 2001 and September 30, 2002, respectively	467,889	471,547
Additional paid-in capital	178,741,296	178,621,848
Note receivable from stockholder	(211,750)	—
Treasury stock, at cost, 999,483 and 1,094,923 shares of common stock at December 31, 2001 and September 30, 2002, respectively	(3,431,464)	(3,645,859)
Accumulated deficit	(119,601,384)	(135,281,100)
Deferred compensation	(2,515,440)	(1,266,888)
Other comprehensive income (loss)	107,216	(391,843)

Total stockholders’ equity	53,556,363	38,507,705
Total liabilities and stockholders’ equity	$91,070,468	$77,245,897

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenue:
Software license	$4,935,254	$2,694,478	$20,466,027	$9,961,142
Services and maintenance	14,886,946	12,283,217	49,316,085	36,978,051
Resale of software and equipment	2,470,094	1,319,348	6,582,444	6,418,717
Reimbursable expenses	606,739	436,813	2,121,394	1,443,028

Total revenue	22,899,033	16,733,856	78,485,950	54,800,938
Costs and expenses:
Cost of software licenses	323,198	236,521	453,657	435,902
Cost of services and maintenance	9,489,045	7,860,928	32,105,548	24,079,137
Cost of resale of software and equipment	2,129,455	1,079,373	5,445,496	5,307,436
Cost of reimbursable expenses	606,739	436,813	2,121,394	1,443,028
Sales and marketing	6,225,668	4,479,519	20,865,039	14,448,762
Research and development	3,485,964	2,853,288	11,322,910	8,813,889
General and administrative	4,162,294	2,810,607	14,202,053	9,006,223
Amortization of goodwill and intangible assets	2,316,749	335,848	6,520,253	897,148
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	130,342	49,918	406,961	225,810
Sales and marketing	44,952	38,893	285,888	129,785
Research and development	39,882	38,893	133,958	129,785
General and administrative	161,353	83,294	477,443	262,988
Provision for estimated loss on lease abandonment	—	—	7,440,336	3,998,862
Employee severance and other facility closure costs	—	—	2,489,744	2,487,769

Total costs and expenses	29,115,641	20,303,895	104,270,680	71,666,524

Operating loss	(6,216,608)	(3,570,039)	(25,784,730)	(16,865,586)

Other income (expense):
Interest income	554,096	242,123	2,049,341	875,456
Interest expense	(9,618)	(23,662)	(29,626)	(74,478)
Other	117,064	(25,152)	(269,887)	728,541

Total other income	661,542	193,309	1,749,828	1,529,519

Loss before minority interest and taxes	(5,555,066)	(3,376,730)	(24,034,902)	(15,336,067)
Minority interest in subsidiary income	(45,388)	(5,768)	(146,059)	(14,939)

Loss before taxes	(5,600,454)	(3,382,498)	(24,180,961)	(15,351,006)
Income taxes	—	149,889	151,377	328,710

Net loss	$(5,600,454)	$(3,532,387)	$(24,332,338)	$(15,679,716)

Net loss per common share - basic and diluted	$(0.12)	$(0.08)	$(0.54)	$(0.34)

Weighted average number of common shares outstanding — basic and diluted	45,612,056	46,059,766	45,261,613	46,008,029

See accompanying notes

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2002

Cash Flow from Operating Activities:
Net loss	$(24,332,338)	$(15,679,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,374,489	3,335,348
Write-down of property and equipment	—	1,032,408
Provision for doubtful accounts	2,709,209	2,502,780
Amortization of deferred compensation	1,129,900	748,368
Issuance of warrants for services	174,350	—
Minority interest	154,490	14,939
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,266,409	7,785,461
Other receivables and advances	(104,881)	85,047
Prepaids and other current assets	100,784	(2,873,378)
Other long-term assets	(364,913)	704,915
Accounts payable	201,777	(601,360)
Accrued payroll and benefits	(1,085,340)	(254,477)
Deferred revenue	(2,601,657)	1,136,670
Accrued expenses	5,852,462	1,283,592
Other	(138,285)	(442,114)

Net cash used in operating activities	(7,663,544)	(1,221,517)
Cash Flow from Investing Activities:
Purchases of property and equipment	(1,987,222)	(605,241)
Purchase of developed software technology	—	(1,000,000)
Purchase of marketable securities	(14,500,000)	(15,710,000)
Proceeds from sale of marketable securities	16,799,804	17,064,831
Cash paid for AllPoints acquisition	(1,618,109)	—

Net cash used in investing activities	(1,305,527)	(250,410)
Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	1,285,294	384,394
Payments on long-term debt	(134,999)	(355,279)
Retirement of AllPoints line of credit	(750,000)	—

Net cash provided by financing activities	400,295	29,115

Net decrease in cash and cash equivalents	(8,568,776)	(1,442,812)
Cash and cash equivalents at beginning of year	39,820,056	30,250,156

Cash and cash equivalents at end of period	$31,251,280	$28,807,344

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. These statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2001.

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

     Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products". EITF 00-25 requires consideration paid to resellers of the Company’s products be recorded as a reduction in revenue. The application of this EITF does not result in any impact to operating or net income (loss) in any past or future periods. The Company’s prior period financial statements have been reclassified to comply with the new standard.

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

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

1. Principles of Consolidation and Basis of Presentation (continued)

activities conducted in connection with a business combination and those activities to which SFAS No. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

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

	As of September 30,

	2001	2002

Common stock options	8,665,665	9,327,964
Warrants	—	1,015,000

Total anti-dilutive securities excluded	8,665,665	10,342,964

3. Comprehensive Loss

     Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net loss	$(5,600,454)	$(3,532,387)	$(24,332,338)	$(15,679,716)
Foreign currency translation gains (losses)	(116,398)	109,769	55,553	(374,027)
Unrealized gain (loss) on securities available for sale	73,399	3,323	188,256	(125,032)

Total comprehensive loss	$(5,643,453)	$(3,419,295)	$(24,088,529)	$(16,178,775)

4. Derivative Financial Instruments

     The Company hedges certain nonfunctional currency exposure. Forward currency exchange contracts are utilized by the Company to reduce foreign currency exchange and interest rate risks with the goal of

\

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4. Derivative Financial Instruments (continued)

offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. The Company does not hold derivative financial instruments for trading or speculative purposes.

     As of September 30, 2002, the Company had outstanding forward currency exchange contracts of $2.0 million to sell British Pounds Sterling and $2.5 million to sell Japanese yen which hedge net balance sheet exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At September 30, 2002, the current market settlement values of the forward contracts would be immaterial.

5. Intangible Assets and Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company completed the transitional impairment test for its enterprise goodwill and determined that no impairment loss should be recorded as of January 1, 2002. During the third quarter of 2002, the Company's market capitalization declined to a level that is less than the Company's net book value. The Company's required annual analysis of the impairment to be performed under SFAS No. 142 will be performed in the fourth quarter of each calendar year. If the Company's market capitalization remains at a level less than the Company's net book value, the Company believes that an impairment charge will likely be required.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. Intangible Assets and Goodwill (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Reported net loss	$(5,600,454)	$(3,532,387)	$(24,332,338)	$(15,679,716)
Goodwill amortization	1,885,595	—	5,286,185	—

Adjusted net loss	$(3,714,859)	$(3,532,387)	$(19,046,153)	$(15,679,716)

Reported net loss per common share - basic and dilutive	$(0.12)	$(0.08)	$(0.54)	$(0.34)
Goodwill amortization per common share — basic and dilutive	0.04	—	0.12	—

Adjusted net loss per common share - basic and dilutive	$(0.08)	$(0.08)	$(0.42)	$(0.34)

     Intangible assets as of December 31, 2001 and September 30, 2002 were as follows:

	December 31,	September 30,

	2001	2002

Developed and acquired technology	$4,700,000	$5,700,000
Customer base	1,800,000	1,800,000
Less accumulated amortization	(4,739,334)	(5,636,482)

Net intangible assets	$1,760,666	$1,863,518

     In July 2002, the Company acquired developed software technology assets for an order analysis and planning system for $1.0 million. The acquisition price will be paid quarterly in four consecutive equal installments beginning in the third quarter of 2002, and the intangible assets associated with this acquisition will be amortized over a three year period.

     Amortization expense related to intangible assets totaled $0.4 million and $0.3 million during the three months ended September 30, 2001 and 2002, respectively, and $1.2 million and $0.9 million during the nine months ended September 30, 2001 and 2002, respectively. Intangible assets with definite useful lives are amortized on a straight-line basis. The weighted average amortization period is five years for developed

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5. Intangible Assets and Goodwill (continued)

and acquired technology and six years for customer base. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 is as follows:

Remainder of 2002	$363,519
2003	666,665
2004	638,890
2005	194,444

Total	$1,863,518

6. Segment Information

     The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. Total assets are presented net of intercompany receivables and payables. The Company’s geographic information as of and for the three and nine months ended September 30, 2001 and 2002 is as follows:

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

Three months ended September 30, 2001
Revenue	$11,816,208	$4,448,794	$6,634,031	$—	$22,899,033
Amortization of goodwill and intangible assets	2,292,394	13,450	10,905	—	2,316,749
Warrant and stock compensation expense	154,696	63,427	158,406	—	376,529
Operating income (loss)	(6,161,865)	(713,262)	658,519	—	(6,216,608)
Nine months ended September 30, 2001
Revenue	$42,725,295	$12,918,065	$22,842,590	$—	$78,485,950
Amortization of goodwill and intangible assets	6,446,862	40,624	32,767	—	6,520,253
Warrant and stock compensation expense	692,007	232,825	379,418	—	1,304,250
Provision for estimated loss on lease abandonment	7,154,780	285,556	—	—	7,440,336
Employee severance and other facility closure costs	1,453,984	430,310	605,450	—	2,489,744
Operating income (loss)	(23,873,445)	(3,079,900)	1,168,615	—	(25,784,730)
As of September 30, 2001
Property and equipment, net	$5,637,481	$1,405,512	$905,901	$—	$7,948,894
Total assets	104,625,475	9,322,613	15,911,394	(3,108,034)	126,751,448
Three months ended September 30, 2002
Revenue	$7,529,135	$4,997,838	$4,206,883	—	$16,733,856
Amortization of goodwill and intangible assets	335,848	—	—	—	335,848
Warrant and stock compensation expense	17,473	86,921	106,604	—	210,998
Operating income (loss)	(3,625,919)	573,063	(517,183)	—	(3,570,039)
Nine months ended September 30, 2002
Revenue	$25,804,371	$15,101,699	$13,894,868	$—	$54,800,938
Amortization of goodwill and intangible assets	896,434	714	—	—	897,148
Warrant and stock compensation expense	379,891	161,413	207,064	—	748,368
Provision for estimated loss on lease abandonment	3,900,000	98,862	—	—	3,998,862
Employee severance and other facility closure costs	2,252,745	133,105	101,919	—	2,487,769
Operating income (loss)	(17,333,634)	1,332,221	(864,173)	—	(16,865,586)
As of September 30, 2002
Property and equipment, net	$3,747,104	$1,052,949	$699,577	$—	$5,499,630
Total assets	62,046,106	10,668,946	8,638,879	(4,108,034)	77,245,897

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Warrants Granted to IBM

     In September 2002, the Company expanded its strategic relationship with IBM. One of the key elements of the expanded relationship was the issuance of 1,000,000 warrants to IBM to purchase the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable over a five-year period and will vest over a three-year period based on IBM’s generation of pre-established amounts of incremental software license revenue for the Company. At September 30, 2002, none of the warrants were vested or exercisable.

8. Line of Credit

     In October 2002, the Company entered into a revolving line of credit agreement with a financial institution under which the Company can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including minimum cash and marketable securities balances, and the facility is secured with all of the Company’s tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and the Company will pay a fee on the unused portion of the line of credit of 0.375% per annum.

9. Commitments and Contingencies

     The Company is involved in various legal actions and claims which arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company establishes accruals for losses related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s business, financial condition, cash flows and results of operations.

10. Estimated Provisions for Lease Abandonment, Employee Severance and Other Costs

     During the year ended December 31, 2001, the Company announced and implemented plans to reduce costs and improve operating efficiency. Provisions for estimated losses on lease abandonment and employee severance and other facility closure costs was $14.3 million for the year ended December 31, 2001, of which approximately $9.9 million was recognized during the nine months ended September 30, 2001. These estimated charges included: (a) $10.2 million and $7.4 million in abandonment of certain leased office space less estimated sublease rentals at facilities in North America and in Europe for the year ended December 31, 2001 and the nine months ended September 30, 2001, respectively, (b) $3.5 million and $2.4 million for severance and other employee related costs for the termination of 233 and 137 employees for the year ended December 31, 2001 and the nine months ended September 30, 2001, respectively, and (c) $0.6 million and $0.1 million for disposal of fixed assets, abandonment of leased equipment and other facility closure costs for the year ended December 31, 2001 and the nine months ended September 30, 2001, respectively.

     In response to the continued global slowdown in customer spending for large-scale IT projects, the Company launched additional cost reduction actions at the end of the second quarter of 2002. These actions, which include the consolidation of the U.S. professional services and development activities into one location in Dallas and the expansion of the Company’s offshore development operations, resulted in estimated

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

10. Estimated Provisions for Lease Abandonment, Employee Severance and Other Costs (continued)

provisions of approximately $6.5 million. These provisions consisted of approximately $1.4 million for estimated severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees and approximately $1.1 million for the estimated loss on the abandonment of leased office space in Philadelphia. Additionally, the Company provided $2.9 million for additional estimated losses associated with facilities previously abandoned and $1.1 million in other facility closure costs primarily for the write-down of property and equipment.

     The Company has made cash payments of approximately $7.3 million against the reserves established for these various cost reduction actions. The remaining liability at September 30, 2002 is approximately $12.4 million, of which $8.8 million is long-term and is expected to be paid through 2009. These reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

11. Related Party

     In accordance with an amended employment agreement with the Company’s former Chief Financial Officer dated February 19, 2002, the Company forgave an outstanding loan of approximately $277,000 on July 1, 2002. Accordingly, the outstanding balance was charged against operating results during the six months ended June 30, 2002.

12. Subsequent Events

     On November 14, 2002, the Company announced, subject to stockholder approval, a reverse stock split which would result in each stockholder receiving one share of common stock for a range of every five (1:5) up to fifteen (1:15) common shares currently held. It is currently expected that the stockholder meeting to approve the reverse stock split will be held in early January 2003.

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

     Our revenues have been adversely impacted by a global slowdown in customer spending for large-scale IT projects during 2001 and 2002. This global slowdown began to adversely impact our revenues in early 2001 and was impacted further by the terrorist attacks upon the United States on September 11, 2001. While the global economic environment for large-scale IT projects remains challenging, we have remained focused on improving our performance through better sales execution and expanded product offerings, while significantly reducing global operating costs. At the end of the second quarter of 2002, we made the decision to take significant additional cost reduction actions, including the consolidation of our U.S. development and professional services operations in Dallas and expansion of our offshore development activities. These actions are expected to reduce operating costs in the future. We do not expect the full benefit of these actions to be achieved until the first quarter of 2003. The cost reduction actions resulted in special charges of approximately $6.5 million in the second quarter of 2002. The special charges included estimated severance and related costs and lease abandonment costs related to the closure of our Philadelphia office and a provision for additional estimated losses associated with facilities previously abandoned.

     The benefits from these cost reduction measures began in the three months ended September 30, 2002 as expenses for cost of services and maintenance, sales and marketing, research and development, and general and administrative declined approximately $0.9 million from the expense level during the three months ended June 30, 2002. In early October 2002, we signed a three-year offshore development agreement in accordance with our cost reduction plans. The arrangement provides offshore development resources in India at a cost lower than we have been historically incurring in the United States. We expect future reductions in research and development expenses after a transition period during the fourth quarter of 2002.

     We have reduced our full time employee headcount from 630 at the beginning of 2001 to 459 at the end of September 2002. The cost reduction actions taken at the end of June 2002 have resulted in a reduction of 20 employees through September 30, 2002 and further reductions are expected by the first quarter of 2003.

     We will continue to review and evaluate our cost structure in the future in light of the existing business environment. Further cost reduction actions will be taken, should business volumes not improve.

     In October 2002, we were notified by the NASDAQ Stock Market, Inc. that our common stock price had failed to maintain a minimum closing bid price greater than or equal to $1.00 for 30 consecutive trading days. This failure to comply with this requirement for continued listing on the NASDAQ National Market subjects our common stock to possible delisting. In accordance with NASDAQ rules, we have 90 calendar days, or until January 21, 2003, to regain compliance with the minimum closing bid requirements.

     In order to regain compliance with the minimum closing bid price requirements, on November 14, 2002, the Company announced, subject to stockholder approval, a reverse stock split (see Note 12 to the Consolidated Financial Statements included elsewhere herein).

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenue

     Total Revenue. Total revenue declined $6.2 million, or 26.9%, to $16.7 million for the three months ended September 30, 2002, from $22.9 million for the three months ended September 30, 2001. International revenue accounted for 55.0% of total revenue during the three months ended September 30, 2002 and 48.3% of total revenue during the three months ended September 30, 2001. No single customer accounted for more than 10.0% of total revenue during the three months ended September 30, 2002 or 2001.

     In September 2002, the Company expanded its strategic relationship with IBM. One of the key elements of the expanded relationship was the issuance of 1,000,000 warrants to IBM to purchase the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable over a five-year period and will vest over a three-year period based on IBM’s generation of pre-established amounts of incremental software license revenue for the Company.

     Software License. Software license revenue decreased $2.2 million, or 45.4%, to $2.7 million for the three months ended September 30, 2002, from $4.9 million for the three months ended September 30, 2001. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 16.5% for the three months ended September 30, 2002 versus 22.1% for the three months ended September 30, 2001. We believe these declines continue to reflect the global slowdown in customer spending for large-scale IT projects that began during 2001 and has extended into fiscal year 2002. When compared with the prior year, the largest decline in license revenue occurred in our Asia Pacific region. Software license revenue declined $0.4 million or 13.7% when compared with the preceding three months ended June 30, 2002. This decline was attributed to lower license revenue in our North America and Asia Pacific regions.

     Services and Maintenance. Services and maintenance revenue declined $2.6 million, or 17.5%, to $12.3 million for the three months ended September 30, 2002 from $14.9 million for the three months ended September 30, 2001. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses was 75.4% for the three months ended September 30, 2002 versus 66.8% for the three months ended September 30, 2001. We believe the global slowdown in customer spending for large-scale IT projects has adversely impacted our ability to generate new license revenue resulting in a shift in our revenue mix. This decline in new projects from new license revenue has contributed to the decline in services and maintenance revenue. Most of the decline was in our North America and Asia Pacific regions since these areas have been the most adversely affected by license revenue declines. Revenues from consulting services have declined 27.7% when compared to the same three month period of the prior year and is largely attributed to the continued decline of consulting revenue from our EXceed Fulfill WMS Unix-based products. In addition, revenues from the AllPoints product line have declined approximately $0.9 million as a result of our November 2001 decision to no longer sell and market these products. Services and maintenance revenue declined $0.5 million or 4.3% when compared to the preceding three months ended June 30, 2002. This decline is attributed to the European vacation season and decreased consulting revenues in Japan.

     Resale Software and Equipment. Resale software and equipment revenue decreased $1.2 million, or 46.7%, to $1.3 million for the three months ended September 30, 2002, from $2.5 million for the three months ended September 30, 2001. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 8.1% for the three months ended September 30, 2002 versus 11.1% for the three months ended September 30, 2001. Resale software and equipment revenue decreased $0.7 million or 34.0% when compared with the preceding three months ended June 30, 2002. This decrease is attributed to a decline in resale revenues from our North American region.

Costs and Expenses

     Cost of Software Licenses. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses represented 8.8% of software license revenue for the three months ended September 30, 2002 and 6.5% for the three months ended September 30, 2001. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the three months ended September 30, 2002.

     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. Cost of services and maintenance declined $1.6 million, or 17.2%, to $7.9 million for the three months ended September 30, 2002, from $9.5 million for the three months ended September 30, 2001. The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees. Cost of services and maintenance decreased $0.2 million or 2.3% when compared to the preceding three months ended June 30, 2002. As a percentage of services and maintenance revenue, cost of services and maintenance was approximately 64.0% for the three months ended September 30, 2002 and for the three months ended September 30, 2001 and was slightly increased from 62.7% for the three months ended June 30, 2002. The increase in cost as a percentage of services and maintenance revenue was largely due primarily to a decline in utilization attributed to the traditional third quarter European vacation season.

     Cost of Resale Software and Equipment. Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment decreased $1.1 million, or 49.3%, to $1.0 million for the three months ended September 30, 2002, from $2.1 million for the three months ended September 30, 2001. As a percentage of resale software and equipment revenue, cost of resale software and equipment was 81.8% for the three months ended September 30, 2002, 86.2% for the three months ended September 30, 2001 and 82.8% for the three months ended June 30, 2002. The decrease in cost of resale as a percentage of resale software and equipment revenue was largely attributed to the increase in revenues obtained from commissions earned on resale referrals.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses decreased $1.7 million, or 28.0%, to $4.5 million for the three months ended September 30, 2002, from $6.2 million for the three months ended September 30, 2001. The decrease was related primarily to a 26.4% reduction in the number of sales and marketing employees and to lower commission expenses for sales staff and partners as a result of lower software license revenues. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses remained steady at 27.5% for the three months ended September 30, 2002, 27.9% for the three months ended September 30, 2001, and 27.4% for the three months ended June 30, 2002. Sales and marketing expenses decreased $0.4 million or 8.8% when compared with the preceding three months ended June 30, 2002 primarily due to reduced staff headcount and lower commission expenses as a result of lower software license revenues.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses decreased $0.6 million, or 18.1%, to $2.9 million for the three months ended September 30, 2002, from $3.5 million for the three months ended September 30, 2001. The decrease in research and development expenses was largely due to efforts to improve the utilization of development staff on billable service projects and lower travel and equipment costs as a result of our decision to close the Philadelphia facility in June of 2002. As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 17.5% for the three months ended September 30, 2002, from 15.6% for the three months ended September 30, 2001, and from 16.2% for the three months ended June 30, 2002. Research and development expenses slightly decreased $0.1 million or 1.9% when compared with the preceding three months ended June 30, 2002. As part of our cost reduction program, we have signed a three-year agreement with a company to provide offshore development resources in India at a cost that will be lower than our historic development costs. Due to transitional costs in the final quarter of this year, reduced research and development costs from the closure of our Philadelphia development operations and the outsourcing of development from the offshore development contract are not expected to be fully realized until the first quarter of next year.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs decreased $1.4 million, or 32.5%, to $2.8 million for the three months ended September 30, 2002, from $4.2 million for the three months ended September 30, 2001. The decrease in general and administrative expenses was due primarily to a 26.5% reduction in the number of general and administrative employees and contractors. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses decreased to 17.2% for the three months ended September 30, 2002, from 18.7% for the three months ended September 30, 2001, and increased from 16.8% for the three months ended June 30, 2002. General and administrative expenses decreased $0.2 million or 6.9% when compared with the preceding three months ended June 30, 2002 primarily due to efforts to reduce contractor expenses and from reduced depreciation expense caused by property and equipment write-offs associated with the facility closure actions during the three months ended June 30, 2002. In November 2002, we hired a new Chief Executive Officer. The existing Chief Executive Officer will continue with the Company as Chairman of the Board of Directors. As a result, we expect general and administrative expenses will increase in the future.

     Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets relates primarily to assets acquired in connection with the 1997 acquisition of Dallas Systems and the 2001 acquisition of AllPoints. Amortization of goodwill and intangible assets decreased $2.0 million to $0.3 million for the three months ended September 30, 2002, from $2.3 million for the three months ended September 30, 2001, and is consistent with $0.3 million for the three months ended June 30, 2002. Of the decline from the prior year, $1.3 million of the decline is attributed to the goodwill and intangible impairment write-off of AllPoints at the end of 2001 and approximately $0.8 million is attributed to the implementation in the current year of Statement of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets, which directs that goodwill and intangible assets which are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.1 million in amortization during the three months ended September 30, 2002.

     Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. Non-cash warrant and stock compensation expense decreased $0.2 million to $0.2 million for the three months ended September 30, 2002, from $0.4 million for the three months ended September 30, 2001, and $0.3 million for the three months ended June 30, 2002.

     Other Income (Expense). Other income (expense) consists of gains and losses from currency fluctuations, interest expense, and interest income on investments. Other income decreased $0.5 million to an income of $0.2 million for the three months ended September 30, 2002, from an income of $0.7 million for the three months ended September 30, 2001. The decrease was due primarily to $0.2 million decline in foreign exchange gains and a decrease in interest income of $0.3 million due to a decline in interest rates and a decline in funds held in marketable securities during the three months ended September 30, 2002. Other income (expense) declined $0.9 million when compared with the preceding three months ended June 30, 2002 primarily due to foreign exchange gains during the three months ended June 30, 2002. Although we periodically buy forward contracts to hedge against certain foreign currency fluctuations, we may have foreign currency gains and losses that can significantly vary from quarter to quarter.

     Income Taxes. An income tax provision of $0.1 million was recognized during the three months ended September 30, 2002 compared to no income tax provision or benefit during the same period of 2001. The income tax provision was primarily due to tax on income earned by foreign subsidiaries while corresponding domestic tax benefit generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenue

     Total Revenue. Total revenue decreased $23.7 million, or 30.2%, to $54.8 million for the nine months ended September 30, 2002, from $78.5 million for the nine months ended September 30, 2001. International revenue accounted for 52.9% of total revenue during the nine months ended September 30,

2002 and 45.6% of total revenue during the nine months ended September 30, 2001. No single customer accounted for more than 10.0% of total revenue during the nine months ended September 30, 2002 or 2001.

     Software License. Software license revenue decreased $10.5 million, or 51.3%, to $10.0 million for the nine months ended September 30, 2002, from $20.5 million for the nine months ended September 30, 2001. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 18.7% for the nine months ended September 30, 2002 versus 26.8% for the nine months ended September 30, 2001. We believe these declines were primarily attributed to the global slowdown in customer spending for large-scale IT projects that began during 2001 and has extended into fiscal year 2002.

     Services and Maintenance. Services and maintenance revenue decreased $12.3 million, or 25.0%, to $37.0 million for the nine months ended September 30, 2002 from $49.3 million for the nine months ended September 30, 2001. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses was 69.3% for the nine months ended September 30, 2002 versus 64.6% for the nine months ended September 30, 2001. We believe the global slowdown in customer spending for large-scale IT projects has adversely impacted our ability to generate new license revenue resulting in a shift in our revenue mix. This decline in new projects from new license revenue has contributed to the decline in services and maintenance revenue. The decline occurred in our North America and Asia Pacific regions since these areas have been the most adversely affected by license revenue declines. Revenues from consulting services have declined 34.3% when compared to the same nine month period of the prior year and is largely attributed to the continued decline of consulting revenue from our EXceed Fulfill WMS Unix-based products. In addition, revenues from the AllPoints product line have declined approximately $2.2 million as a result of our November 2001 decision to no longer sell and market these products.

     Resale Software and Equipment. Resale software and equipment revenue decreased $0.2 million, or 2.5%, to $6.4 million for the nine months ended September 30, 2002, from $6.6 million for the nine months ended September 30, 2001. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses increased to 12.0% for the nine months ended September 30, 2002 from 8.6% for the nine months ended September 30, 2001. This increase was due to improved resale revenue from Europe that accompanied a large new license and services contract during the first quarter of 2002.

Costs and Expenses

     Cost of Software Licenses. Cost of software licenses represented 4.4% of software license revenue for the nine months ended September 30, 2002 and 2.2% for the nine months ended September 30, 2001. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the nine months ended September 30, 2002.

     Cost of Services and Maintenance. Cost of services and maintenance decreased $8.0 million, or 25.0%, to $24.1 million for the nine months ended September 30, 2002, from $32.1 million for the nine months ended September 30, 2001. The decrease was related primarily to a reduction in the number of full time and contract services and maintenance employees. As a percentage of services and maintenance revenue, cost of services and maintenance was 65.1% for the nine months ended September 30, 2002 and 2001.

     Cost of Resale Software and Equipment. Cost of resale software and equipment decreased $0.1 million, or 2.5%, to $5.3 million for the nine months ended September 30, 2002, from $5.4 million for the nine months ended September 30, 2001. As a percentage of resale software and equipment revenue, cost of resale software and equipment was 82.7% for the nine months ended September 30, 2002 and 2001.

     Sales and Marketing. Sales and marketing expenses decreased $6.4 million, or 30.8%, to $14.4 million for the nine months ended September 30, 2002, from $20.8 million for the nine months ended September 30, 2001. The decrease was related primarily to a reduction in the number of sales and marketing employees and to lower commission expenses for sales staff and partners as a result of lower software license revenues. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses decreased to 27.1% for the nine months ended September 30, 2002, from 27.3% for the nine months ended September 30, 2001.

     Research and Development. Research and development expenses decreased $2.5 million, or 22.2%, to $8.8 million for the nine months ended September 30, 2002, from $11.3 million for the nine months ended September 30, 2001. The decrease in research and development expenses was due primarily to a reduction in the number of research and development employees and contractors. As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 16.5% for the nine months ended September 30, 2002, from 14.8% for the nine months ended September 30, 2001. The increase was primarily due to lower revenue we have experienced since the beginning of the slowdown in global IT spending.

     General and Administrative. General and administrative costs decreased $5.2 million, or 36.6%, to $9.0 million for the nine months ended September 30, 2002, from $14.2 million for the nine months ended September 30, 2001. The decline in general and administrative expenses was largely due to a reduction in the number of general and administrative employees and contractors. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses decreased to 16.9% for the nine months ended September 30, 2002, from 18.6% for the nine months ended September 30, 2001.

     Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets decreased $5.6 million to $0.9 million for the nine months ended September 30, 2002, from $6.5 million for the nine months ended September 30, 2001. Of the decline from the prior year, $3.4 million of the decline is attributed to the goodwill and intangible impairment write-off of AllPoints at the end of 2001 and approximately $2.5 million is attributed to the implementation in the current year of Statement of Financial Accounting Standards Board (SFAS) No. 142, Goodwill and Other Intangible Assets, which directs that goodwill and intangible assets which are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.3 million in amortization during the nine months ended September 30, 2002.

     Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense decreased $0.6 million to $0.7 million for the nine months ended September 30, 2002, from $1.3 million for the nine months ended September 30, 2001. The decline primarily was attributed to employee reductions and the associated cancellation of the remaining vesting of options.

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

     During the nine months ended September 30, 2001, we implemented cost reduction plans and recorded a pretax charge of $9.9 million that included approximately $2.4 million for severance and other employee related costs for the termination of 137 services, sales and marketing, development and administrative employees, $7.4 million for the abandonment of certain leased office space, less estimated sublease recoveries, at our North American and United Kingdom facilities, and $0.1 million for other costs associated with the downsizing of operations at our Hong Kong office.

     These provisions are based on management’s judgment of the estimated costs related to the severance, lease abandonments and other related costs. Actual future costs could vary from these estimates and result in additional provisions in the future.

     Other Income (Expense). Other income decreased $0.2 million to an income of $1.5 million for the nine months ended September 30, 2002, from an income of $1.7 million for the nine months ended September 30, 2001. The decrease was due primarily to a $1.2 million decline in interest income caused by a decline in interest rates and a decline in funds held in marketable securities during the nine months ended September 30, 2002. This decrease was offset by and increase of $1.0 million from foreign exchange gains. Although we periodically buy forward contracts to hedge against foreign currency fluctuations, we may have foreign currency gains or losses that can significantly vary from quarter to quarter.

     Income Taxes. An income tax provision of $0.3 million was recognized during the nine months ended September 30, 2002 compared to $0.2 million tax provision during the same period of 2001. The income tax provisions were primarily due to taxes on income earned by foreign subsidiaries while corresponding domestic tax benefits generated by foreign tax credits was not recognized due to the uncertainty of the timing and amount of future taxable income.

Liquidity and Capital Resources

     We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of September 30, 2002 we had approximately $42.5 million in cash and marketable securities, including long-term marketable securities, a decline of approximately $2.8 million during the first nine months of 2002.

     Net cash used by operating activities was $1.2 million for the nine months ended September 30, 2002. The net loss after deducting non-cash adjustments was approximately $8.1 million. This net cash use was significantly offset by cash generated from changes in operating assets and liabilities of approximately $6.9 million. Accounts receivable declined approximately $7.8 million, resulting from an improvement in our receivable days outstanding from 121 days at the end of 2001 to 80 days at the end of the third quarter of 2002. Additionally, accrued liabilities grew by approximately $1.3 million and deferred revenues increased by approximately $1.1 million. Prepaids and other current assets increased by $2.9 million due primarily to prepayment of insurance premiums, including director and officer liability insurance. Net cash used in operating activities was $7.7 million for the comparable nine months ended September 30, 2001.

     Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2002. We acquired the rights to certain developed software technology, during the third quarter of 2002, for $1.0 million (see Note 5 to the consolidated financial statements included elsewhere herein) and purchased property and equipment of $0.6 million. Additionally, we generated approximately $1.4 million of cash from net sales of marketable securities. Net cash used in investing activities was $1.3 million for the comparable nine months ended September 30, 2001. We believe that capital expenditures over the next twelve months will not exceed $1.0 million.

     Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2002. We generated cash of $0.4 million from the issuance of common stock and reduced long-term debt by approximately $0.4 million. Net cash provided by financing activities was $0.4 million for the comparable nine months ended September 30, 2001.

     In October 2002, we entered into a revolving line of credit agreement with a financial institution under which we can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including minimum cash and marketable securities balances, and the facility is secured with all of our tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and we will pay a facility fee on the unused portion of the line of credit of 0.375% per annum.

     We currently have operating lease obligations of approximately $44.2 million, of which $5.0 million is payable over the next year and the balance is due over an additional 13 years. Certain of the leases are abandoned and provisions have been made for the estimated losses on these leases (see Note 10 to the consolidated financial statements included elsewhere herein), but cash payments will be required for the remainder of the existing lease obligations. In October 2002, we agreed to pay the landlord of our abandoned Philadelphia facility $0.4 million in early 2003 to terminate the facility lease. If we are able to reach a settlement with the lessors of other abandoned facilities on terms favorable to the Company within the next twelve months, additional settlement payments might be required which could be considerably higher than the scheduled lease payments during that period.

     Although we expect to continue to use some cash over the next six months due to operating losses, severance and facility related costs associated with the cost reduction actions taken at the end of the second quarter of 2002 and certain other expenditures previously discussed, we believe that our existing working capital and the availability of cash under the new revolving credit line will be sufficient to fund our operations for at least the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain any additional required financing or that, if we can, the terms will be acceptable to us.

     We do not engage in any activities involving special purpose entities or off-balance sheet financing.

Forward-Looking Statements

     In addition to historical information, this filing and our Annual Report on Form 10-K may contain forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that relate to future events or conditions, including, among others, statements relating to economic conditions, sales execution, cost reduction and restructuring actions and their impact on earnings and cash flows, sufficiency of working capital, accounting for goodwill and other intangible assets, interest rate risk, the enhancement of the Company’s software and a reverse stock split should be considered forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events, or otherwise.

Certain Factors That May Affect Future Results

Risks Relating to Our Business

Our customers may continue to delay or cancel spending on software and services because of the current economic climate.

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

We may not be profitable in the future.

     With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $26.1 million in 1999, $3.3 million in 2000, $63.9 million in 2001, and $15.7 million for the nine months ended September 30, 2002. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

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

We depend on the services of a number of key personnel, some of whom have recently joined us. A failure to integrate these personnel into the Company or a loss of any of these personnel could disrupt our operations and result in reduced revenue.

     Our success depends on the continued services and performance of our senior management staff. The loss of the services of any of our senior management staff or key employees could seriously impair our ability to operate and achieve our objectives, which could reduce our revenue. We have employment agreements with all of our executive officers. However, these employment agreements do not prevent key employees, from voluntarily terminating their employment with us.

     Joseph Cowan, our President and Chief Executive Officer, and Ken Vines, our Senior Vice President, Chief Financial Officer and Treasurer, joined us in November 2002 and May 2002, respectively.

     Failure to integrate Mr. Cowan or Mr. Vines into the Company or with the senior management team could disrupt our operations and harm our business and financial results.

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

     We sell our software primarily through a direct sales force and through strategic relationships with systems integrators, consulting services companies, vendors of complementary software and hardware vendors. During the past year we have experienced significant turnover in our U.S. sales force. Almost all of the current members of our U.S. sales force have joined us within the past year. Our future success will depend in part on the efforts of our direct sales force. Most of the members of our sales force have not worked together in the past and, as a result, may not work together effectively as a team. In addition, our newly hired sales personnel may fail to develop the necessary skills to be productive within our organization, or if they reach productivity more slowly than anticipated, our ability to increase our revenue and grow our business will be compromised. In addition, due to the competitive nature of our industry, we may not be able to retain some or all of the members of our sales force.

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

     Although we have recently improved on the time required to collect accounts receivable from our customers, there is no assurance that this trend will continue. Historically, we have experienced longer receivable collection periods that has largely been attributed to the deterioration of certain of our customers’ financial condition due to the negative economic climate in the United States and the international markets we serve. The failure of any significant customer to pay for our products on a timely basis could adversely affect our results of operations and our operating cash flow.

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

Our international operations, which we could expand in the future, are subject to heightened risks. If any of these risks actually occur, our earnings could decline.

     International revenue accounted for approximately 52.9% of our total revenue during the nine months ended September 30, 2002, 46.9% of our total revenue during the year ended December 31, 2001, 40.5% of our total revenue during the year ended December 31, 2000 and approximately 36.2% of our total revenue during 1999. We expect international revenue to continue to account for a significant percentage of total revenue in the future, and we plan to continue to expand our international activities as part of our growth strategy. This expansion will require significant financial resources and management attention that could have a negative effect on our earnings. As our international operations continue to develop, they may become increasingly subject to risks inherent in international business activities, including:

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

     A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese yen and Singapore dollars and in Europe some of our contracts are denominated in the Euro. In addition, with the expansion of international operations, the number of foreign currencies in which we must operate is likely to increase, resulting in increased exposure to exchange rate fluctuations. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction gains (losses) of $0.8 million for the nine months ended September 30, 2002, $(0.5) million for the year ended December 31, 2001 and $(0.8) million for the year ended December 31, 2000. We can give you no assurance that currency transaction losses will not adversely affect our results in future periods.

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

We may implement a reverse stock split in the range of one-for-five to one-for-fifteen. The effect of a reverse split on the trading price of our common stock is unpredictable.

     Our Board of Directors has approved a reverse stock split in the range of one-for-five to one-for-fifteen. This proposal is to be considered for approval by our stockholders at an upcoming Special Meeting of stockholders. We believe that, if the reverse stock split is approved, there is a greater likelihood that the minimum bid price of our common stock will be maintained at a level over $1.00 per share. There can be no assurance, however, that approval of the reverse stock split will succeed in raising the bid price of our common stock above $1.00 per share, or that a bid price of $1.00, if achieved, would be maintained, or that even if the Nasdaq’s minimum bid price requirements were satisfied, our common stock would not be delisted by the Nasdaq for other reasons. Although the theoretical effect of a reverse stock split is to increase the per share price of Common Stock, the actual price effect of a reverse stock split is difficult to predict. It is possible that the post-split trading price of our stock could be below the level one would expect based on the proportional effect of the split alone. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of the common stock.

The low price of our common stock could result in the delisting of our common stock.

     If our common stock is delisted from the Nasdaq National Market, we would likely seek to list our common stock on the Nasdaq SmallCap Market, if possible, or for quotation on the American Stock Exchange or a regional stock exchange, if available. However, listing or quotation on such a market or exchange could reduce the market liquidity for the common stock. If our common stock is not listed or quoted on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board.

     If our common stock is delisted by Nasdaq and our securities begin to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. Delisting from Nasdaq will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

     Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the low share price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if the share price were higher. This factor may also limit the willingness of institutions to purchase our common stock.

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

     Our directors, executive officers and their affiliated companies beneficially own more than forty percent of our outstanding common stock. As a result, these stockholders will have the ability to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change of control of us. As a result, if these stockholders voted as a group, they would have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products in North America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 40.5%, 46.9% and 52.9% of our total revenues for the years ended December 31, 2000 and 2001 and for the nine months ended September 30, 2002, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.8) million, $(0.5) million and $0.8 million for the years ended December 31, 2000 and 2001 and for the nine months ended September 30, 2002, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

     As of September 30, 2002, the Company had outstanding forward currency exchange contracts of $2.0 million to sell British Pounds Sterling and $2.5 million to sell Japanese yen which hedge net balance sheet exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At September 30, 2002, the current market settlement values of the forward contracts would be immaterial.

     We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we utilize our new credit facility (see Note 8 to the Consolidated Financial Statements included elsewhere herein) in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

     We have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2002, we had $25.4 million of securities which mature in 90 days or less, $3.1 million of securities which mature between 90 days and one year, and $8.5 million of securities which mature between one and two years. We do not believe that we have any material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

     During the three months ended September 30, 2002, we issued warrants to purchase 1,000,000 shares of Common Stock to IBM at an exercise price of $0.01 per share. The warrants were not registered under the Securities Act of 1933.

     We believe that the transaction described above were exempt from registration under Section 3(b) or 4(2) of the Securities Act because the subject securities were issued to one entity which was believed to be a sophisticated investor or to have had a pre-existing business or personal relationship with us or our management and to have been purchasing for investment without a view to further distribution. In addition, the recipient of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificate issued in such transaction. The recipient had adequate access, through its relationship with us, to information about us.

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

     From the date of receipt through September 30, 2002, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	3.7 million
Working capital	12.3 million

Total	$32.6 million

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

ITEM 5. OTHER INFORMATION

     The National Association of Securities Dealers, Inc. (the “NASD”) has promulgated Nasdaq Marketplace Rules requiring that listed companies have audit committees of at least three members comprised solely of “independent directors” as defined under their Marketplace Rule 4200(a)(14). The Company believes that each of the current members of the Audit Committee is an “independent director” within the meaning of NASD Marketplace Rule 4200(a)(14) except for Mr. William J. Lansing. Nasdaq Marketplace Rule 4350(d)(2)(B) establishes an exemption to the “three independent members” rule by permitting a listed company’s audit committee “under exceptional and limited circumstances” to include one director who is not independent if the Board of Directors determines that his or her membership on that committee is required “by the best interests of the company and its stockholders.”

     In the meeting of the Board of Directors of the Company on November 6, 2002, the Board of Directors determined that it is in the best interests of the Company its stockholders for Mr. Lansing to continue serving on the Audit Committee because Mr. Lansing is not an employee or immediate family member of any employee of the Company and the Board believes that Mr. Lansing’s service as managing member of General Atlantic Partners, LLC will not impair or influence his judgment. The Board has determined that because Mr. Lansing has extensive business, financial and accounting experience and significant knowledge of the Company’s industry, he will be able to provide valuable service and counsel to the Audit Committee. Accordingly, the Board of Directors determined that exceptional and limited circumstances exist which require Mr. Lansing to continue to serve as a Director on the Audit Committee. The Board believes that the interests of the Company and its stockholders are best served by Mr. Lansing’s continued membership in the Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amended and Restated EXE Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, as amended.

99.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: November 14, 2002	By: /s/ RAYMOND R. HOOD

Raymond R. Hood Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2002	By: /s/ KENNETH R. VINES

Kenneth R. Vines Senior Vice President, Finance, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Raymond R. Hood, Chief Executive Officer of the registrant certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Raymond R. Hood

Chief Executive Officer

CERTIFICATIONS

I, Kenneth R. Vines, Chief Financial Officer of the registrant certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Kenneth R. Vines

Chief Financial Officer

INDEX TO EXHIBITS

10.1	Amended and Restated EXE Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, as amended.

99.1	Certification pursuant to 18 U.S.C. Section 1350.