Form 10-K
period 2002-12-31
EXE TECHNOLOGIES INC
filed 2003-03-31
CIK 1047262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

(214) 775-6000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class None	Exchange on Which Registered None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   [  ]   No   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ National Market, was approximately $25.6 million.

As of March 14, 2003, the Registrant had 6,665,681 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III hereof.

Form 10-K

Special Note Regarding Forward-Looking Statements

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein (including, without limitation, statements to the effect that EXE or its management “believes,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “seeks,” “intends” and similar expressions) that relate to future events or conditions should be considered forward-looking statements. The forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results” and in subsequently and previously filed reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

     EXE Technologies, Inc. (the “Company”) provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution and inventory management. Our software allows companies to efficiently manage and control the flow of inventory throughout the supply chain. Companies use our software to increase revenue, reduce distribution costs, manage inventory across the supply chain and improve customer loyalty and satisfaction. We provide global service and support for our software from established facilities in North America, Europe, the Middle East, Asia, Australia and through partners in Latin America. Revenue from our international operations for the year ended December 31, 2002 was approximately $38.4 million, or 52.2% of our total revenue, and for the year ended December 31, 2001 was approximately $45.4 million, or 46.6% of our total revenue.

     We sell our software worldwide through a direct sales force and through strategic alliances with complementary software vendors, resellers and consulting organizations. We target companies in industries characterized by large product selections, high transaction volumes and increasing demands for customer-specific order processing, including traditional and direct-to-consumer retailers, manufacturers and outsourced logistics providers.

     We began operations as a Delaware corporation under the name EXE Technologies, Inc. following the acquisition of Dallas Systems Corporation (Dallas Systems) by Neptune Systems, Inc. (Neptune) in September 1997. For accounting purposes, the acquisition was accounted for as a purchase of Dallas Systems by Neptune. Prior to the acquisition, Neptune was focused on delivering packaged supply chain execution software solutions primarily for manufacturing and third party logistics companies. Dallas Systems was focused on the development and sale of supply chain execution software solutions, primarily for retail companies, capable of operating in complex business environments. Dallas Systems also provided implementation and consulting services.

     In response to our declining revenues over the past two years, we have implemented several plans to reduce our costs. In 2001, we reduced our global headcount by over 17% and abandoned certain excess leased facilities. Additionally, during the last half of 2002, we took a number of actions to further reduce our cost structure to more closely align with our current levels of revenue. These actions included, among other things, the closure of our Philadelphia office, consolidation of our North American professional services and development operations in Dallas and expanding our lower cost offshore development activities. Our global headcount was lowered an additional 17% in 2002. Also, several changes to our executive management team were made during the year. Our new Chief Financial Officer, Kenneth R. Vines, was hired in May, we eliminated the Chief Operating Officer position in October and our new Chief Executive Officer, Joseph L. Cowan, was hired in November 2002. The former Chief Executive Officer, Raymond R. Hood, retained his position as Chairman of the Board of Directors.

Industry Background

     In recent years, supply chain operations have come under pressure from a variety of market and economic factors. The sales channels deployed by most companies have grown in both number and complexity. Companies who previously sold to a single class of customers now sell to multiple classes of customers through multiple distribution channels, including traditional retail, direct-to-consumer, through partners and others. Competition has intensified as customers have more options for purchasing goods and services and higher expectations for immediate availability at an attractive price. Furthermore, companies now buy supplies and sell products to customers around the world, requiring more elaborate logistics frameworks, including multiple modes of travel and the requirement to comply with international customs regulations. To address these new challenges, companies are opening up their systems to their suppliers, customers and partners, requiring the capability to communicate with industry standard technologies that is not present in existing legacy systems.

     The ability to manage inventory is a key element in determining a company’s financial performance and its ability to satisfy customer demands. Over the years businesses have deployed various technologies to reduce inventory levels, improve inventory turns and ensure that products available for sale are aligned with customer purchasing requirements. Warehouse management systems have traditionally been deployed to manage resources within a distribution center, including space, labor, equipment tasks and material flows.

     More recently, the Internet emerged as a powerful global commerce and communications medium, creating opportunities for companies to conduct business and interact directly with their suppliers and customers. We believe that the rise of the Internet has established a common platform and standards, creating the opportunity to bring increased efficiency to supply chain operations. However, the new relationships created between buyer and seller are driving a fundamental change in order execution and fulfillment, requiring increased synchronization and collaboration among the parties. Since competitive information is easily accessible over the Internet, companies are finding it increasingly difficult to differentiate their offerings solely on product, location or price. Accordingly, we believe that companies must distinguish their product and service offerings by providing reliable delivery and value-added services during the fulfillment process according to the consumers’ individual preferences.

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

     Traditionally, supply chain execution systems have been highly customized, difficult to upgrade and have required costly and lengthy implementations. Moreover, many companies that implemented traditional systems have found that their existing systems do not readily support the proliferation of trading partners and sales channels and do not allow them to provide value added, customer-specific order completion on a global scale. In addition, legacy systems are unable to provide the real-time access to supply chain data to interact with newer supply chain planning, optimization, procurement and commerce applications. As a result, we believe many companies must invest in and deploy new supply chain execution software to satisfy their customers, to remain competitive and to achieve optimal operating efficiency and financial performance.

The EXE Technologies Solution

     Our software provides control over fulfillment processes both inside the four walls and yard operations of logistics centers and across a company’s entire supply chain network. It manages the fulfillment of orders initiated through both traditional and direct-to-consumer sales channels. Our software gives customers and suppliers a real-time view of customer fulfillment and provides the basis for developing improved inventory management, demand planning, replenishment planning, procurement, logistics and distribution processes and personalized customer-specific order fulfillment. In addition, we complement our software with a global professional services organization, which facilitates implementation, integration and modification of our software to meet the specific needs of our customers.

     We provide the following benefits to our customers:

•	Reduced Costs and Improved Efficiency. We believe our software offers customers the opportunity to reduce operating costs by automating and streamlining many of the labor-intensive processes in both traditional and direct-to-consumer related logistics, distribution and inventory management operations. Our software allows companies to implement industry best practices to reduce inventory handling and obsolescence, increase inventory turnover and optimize labor requirements.

•	Increased Revenue Through Reduced Time to Enter New Markets. We believe our software provides all of the functionality necessary for fulfillment in a single, packaged solution. Our easy-to-install applications reduce the time it takes for companies to launch new products, enter new geographic markets, or enhance direct-to-consumer initiatives, while simultaneously automating their traditional supply chains.

•	Supply Chain Wide Process Management. Our software enables companies to exercise control over processes that span the supply chains of both their suppliers and customers. These processes may include product recall, returns processing, and merge-in-transit. By automating these workflows and combining them with execution capability, companies are able to maximize the utilization of their supply chain network to reduce costs and improve revenue.

•	Customer-Specific Fulfillment. Our software allows companies to treat each transaction individually by automating and coordinating complex fulfillment, assembly, product configuration and customer-specific marketing campaigns across multiple sales channels.

Through the personalization of each customer order, companies are able to enhance customer interaction and maximize customer retention.

•	Flexibility and Reliability. Our software has the flexibility to be deployed across most major computer systems and can operate in a hosted environment. Our software is expandable to meet growing client needs, which is increasingly critical in direct-to-consumer fulfillment environments, as well as in broader enterprise environments that support multiple sales channels. Our software has been proven reliable in high volume businesses that distribute through retail stores or sell directly to customers.

•	Visibility. Our software provides a real-time view of customer fulfillment activities and order status across multiple channels and platforms. This allows suppliers to track orders and to implement targeted marketing campaigns at strategic times during the fulfillment cycle.

•	Global Capability. Our software currently operates in 23 languages and is designed to accommodate rapid translations of product upgrades. In addition, we and/or our partners provide local service and support from established facilities in North America, Europe, the Middle East, Asia and Australia. We believe that our global presence benefits our customers by providing localized service and global customer support.

•	Adaptability for Complex New Business Models. Our software is designed to handle complex logistics situations. This adaptability is increasingly critical for third-party logistics providers and exchanges where the ability to handle products owned by multiple companies is fundamental to their success.

Strategy

     Our goal is to be the leading global provider of supply chain execution software. To achieve this goal, we plan to:

•	Take Advantage of Our Experience and Established Market Position. We intend to continue to leverage our market position, our strategic relationships and our brand recognition from the traditional warehouse management and distribution market to increase our share of the supply chain execution market. We intend to concentrate our efforts in the high volume retail and third party logistics market segments where we have a proven track record and deep domain knowledge.

•	Use Our International Infrastructure to Gain Global Market Share. We believe there continues to be significant demand for our software solutions in international markets and have established a global infrastructure to target leading businesses worldwide. We provide sales, service and support from locations in North America, Europe, the Middle East, Asia and Australia. We intend to expand our global partner channels. Our software is installed in over 35 countries and currently operates in 23 languages, including English, Chinese, French, German, Japanese and Spanish. We intend to leverage our infrastructure to meet the needs of international organizations that have global supply chain requirements.

•	Expand Our Strategic Alliances. We have established strategic alliances with industry-leading consultants and software systems implementers to supplement our direct sales force and professional services organization. These alliances help extend our market coverage and provide us with new business leads and access to trained implementation personnel, which we believe are crucial to the deployment of complex software solutions. We also have alliances with complementary software vendors that allow us to offer a comprehensive fulfillment and supply chain execution solution. We intend to continue to seek to expand the number of companies with which we work to further penetrate our global market.

•	Enhance Our Solutions. We intend to focus on offering solutions linking our customers’ operational results to financial improvements. We also have enhanced our products by releasing upgrades and introducing value-added modular components. We believe our customers will continue to demand greater breadth and depth from our solutions, and we intend to broaden our product offerings to integrate additional functionality and new technologies such as voice data capture, radio frequency identification and web services. Our ability to easily add software modules allows us to rapidly introduce new product features and functionality and to penetrate accounts that are in various stages of developing and implementing their business strategies. Our feature-rich products mean fewer customizations and simpler, less costly implementations.

•	Expand Our Addressable Market Opportunity within Supply Chain Execution. We intend to extend our product suite to address more of the business processes related to supply chain execution outside the four walls and yard operations of a distribution center. We plan to leverage the EXceed AIM product, our adaptive inventory management solution, to provide better inventory management along the entire supply chain from the retail store to the distribution center to the factory warehouse. Our SNx product, based on agent technology, offers a unique capability in supply chain process execution that allows applications and systems from different vendors throughout the complete supply chain to interact and optimize performance.

•	Provide Real-time Visibility of the entire Supply Chain. Visibility by management into what is happening on a real-time throughout their supply chain is key to future success for our customers. Our EXceed SNx, Analyze, Portals and Data Exchange products are the foundation for expanding our ability to give customers management information that provides complete control over their supply chains.

EXE Software

     Our EXceed software allows companies to deploy integrated fulfillment solutions across multiple distribution centers utilizing multiple computer systems and the Internet. The software includes functionality for:

•	operating high-volume fulfillment centers;

•	creating customer-specific fulfillment services;

•	integrating fulfillment centers to web sites and planning engines;

•	optimizing fulfillment center layouts;

•	connecting multiple centers with each other and other e-commerce and enterprise systems;

•	managing inventory including demand forecasting and replenishment planning; and

•	controlling supply chain wide processes through software agents.

     Our EXceed software is designed to run on the most widely used hardware, operating system and database platforms, offering a unified architecture and creating a consistent display of the data to all concurrent users. Depending on our customers’ specific needs, EXceed software can be deployed on the

UNIX environments, Windows NT/2000, IBM O/S 390 and AS 400 operating systems with Oracle, SQL Server, Informix or DB2 as the database engine.

Our EXceed software products include:

•	EXceed Fulfill — provides the base functionality for managing and controlling operations within the fulfillment center, including receiving, stocking, picking, replenishment, product configuration, packing, shipping, radio frequency support, quality assurance, inventory control, reporting and tax management. Our EXceed Fulfill modules include:

•	Value - Automates customer-specific marketing activities and other more complex make-to-order operations.

•	Crossdock - Merges inbound products shipped directly from suppliers with inventoried products in a high speed fashion.

•	Billing - Generates activity-based charges for storage and labor to charge to customers or divisions.

•	Optimize - Simulates and optimizes the attributes of a fulfillment center.

•	Appointment - Schedules and coordinates shipping and receiving functions with transportation.

•	Labor - Enables labor management and control by time and attendance measurement, assignment monitoring, reasonable expectancies and engineered labor standards.

•	Yard - Automates and manages tasks associated with trailers within the property boundaries of a distribution center.

•	Analyze - Provides industry and process specific key performance indicators for analyzing foundation data repository.

•	Data Exchange - Highly configurable package that easily enables integration requirements across a full suite of exchange protocols and can be configured easily to exchange business data with enterprise partners.

•	Warehouse Planner - Optimizes the fulfillment process for outbound shipments to maximize the utilization of existing resources.

•	Voice – Enables voice-directed order picking to enable hands-free data and order collection.

•	EXceed Collaborate — allows users, suppliers and customers to manage workflows and share information across our applications, third party applications and networks of fulfillment centers. Our component products include:

•	Sentinel - Automates quality processes, enables product traceability, tracks and manages shelf life and expiration dates, and facilitates product recall activities.

•	Portals - Enables third-party software to link customers and suppliers to fulfillment centers over the Internet, allowing them to view, update and modify inventory levels and status.

•	EXceed AIM (Adaptive Inventory Manager) — is a decision support tool for buyers and planners to forecast demand, generate purchase orders, size orders, allocate product and perform other functions necessary to support the inventory decision-making process.

•	EXceed SNx (Supply Network Execution) – is a visibility and business process management solution designed to continuously monitor and coordinate execution in complex supply networks. The system continuously monitors supply chain processes, analyzes supply chain events and projects future events and requirements. The software automatically adapts execution plans and coordinates the flow of goods to resolve exceptions inherent in the real world execution within the supply network.

EXE Product Packaging and Pricing

     We offer a variety of packaging options for our software. These options allow us to market our technology to companies in various stages of executing their fulfillment strategies. For example, customers seeking an enterprise fulfillment solution may license our EXceed Fulfill and Collaborate products, including all associated components. Companies pursuing less comprehensive initiatives may license single components as stand alone applications, with additional software components to be added later. Flexible packaging options allow our customers to make investments in our technology without necessarily committing to a larger enterprise platform.

     We offer a variety of pricing options that allow our customers to purchase our software for a defined number of users at a single site, a business unit or an entire enterprise. License fees for our products typically range from approximately fifty thousand dollars to several million dollars. We have recently introduced additional pricing options that we believe will allow us to expand our market presence with small to medium-sized companies.

Professional Services

     We offer a range of professional services that help facilitate the successful implementation and integration of our software with our customers’ existing systems. Our professional services include implementation project management, interfacing to existing systems, on-site software training, operational engineering, industrial engineering, software modification and supply chain consulting. Our professional services are billed on a time and material basis or, when requested, on a fixed fee basis.

     Our internally developed Global Execution Methodology, or GEM, is a nine step uniform process for implementing our software. GEM is supported by a globally deployed software application that aids in planning, change management and quality control during the implementation process. The application allows our professional services staff, customers and alliance companies to access project information on a global basis. Our professional services group is ISO 9001 certified.

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

     We provide a comprehensive upgrade and support program through which our customers, should they choose to participate, can receive upgrades to our licensed products and access to our support center. These services are typically offered under annual upgrade and support contracts. Our support center is open year round, seven days per week and twenty-four hours per day. Our support center can remotely access the customers’ systems and provide on-line assistance, diagnostics and software upgrades.

     We also offer an intensive education and training program for our customers, employees and third party service providers, either at our offices or at the customer’s site, through our EXE University. Students who are certified by EXE University are qualified to implement our software. EXE University also offers an accreditation program for those wishing to train others. We currently offer training in North America, Europe, Asia and Australia.

Sales and Marketing

     We have multi-disciplined sales teams that consist of sales, technical, and sales support professionals. Our senior management also takes an active role in our sales efforts. We market and sell our software through our direct sales force, which is located in North America, Europe, the Middle East, Asia and Australia, and through our strategic alliances. In North America, our sales organization is focused on targeted vertical markets and geographic regions, with resources assigned to retail, manufacturing and third-party logistics. In Europe and Asia, our sales organization is deployed by geographic region, but targets the same vertical markets as in North America.

     We have sales offices in the Dallas, London, Paris, Amsterdam, Munich, Dubai, Tokyo, Seoul, Hong Kong, Singapore, Kuala Lumpur, Melbourne and Shanghai metropolitan areas. We also supplement our sales organization with our Alliance Sales Program. We use this program to sell to companies around the world that we do not service directly and to supplement our sales initiatives in certain overseas markets.

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

     Financial information regarding our operating segments and foreign and domestic operations is presented in Note 18 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

     We have established relationships with large, international systems integrators and consulting services companies, including Cap Gemini Ernst & Young and IBM Global Services. Under these relationships, we provide referrals for services work or subcontract work to these companies in connection with the installation of our software. These companies may provide referrals of potential licensees to us. In general, the relationships are governed by short-term, non-exclusive, renewable written or oral contracts, with limited or no up-front financial commitments. Some of the contracts provide for compensation to the referring party, typically in the form of a commission or finder’s fee upon conclusion of a transaction.

     During 2002, we expanded our relationship with IBM. We granted IBM warrants to purchase 142,857 shares of common stock of the Company. Under the agreement, IBM warrants vest based on predetermined quarterly software license revenue that we achieve over a three-year period from our relationship with IBM.

     We intend to expand these relationships and add new relationships to increase our capacity to sell and implement our products on a global basis. Our existing alliances have been aligned to coincide with our target vertical markets. We intend to continue to pursue relationships that enhance our strategy in industry-specific marketplaces.

     We also have relationships with vendors of complementary software including IBM, Microsoft and Oracle. In general, the relationships are governed by short-term, non-exclusive, renewable contracts, with limited or no up-front financial commitments. These relationships typically involve reseller or marketing arrangements, or both, under which the vendor compensates the reseller or marketer in the form of discounts or commissions. We intend to pursue additional relationships with vendors of complementary software to increase our ability to deliver enhanced value to our customers.

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

     Our top five customers, in the aggregate, accounted for 15.8%, 13.4% and 19.3% of total revenues excluding reimbursable expenses, in the years ended December 31, 2000, 2001 and 2002, respectively. No single customer accounted for 10% or more of our revenue during any of the three years ended December 31, 2002.

     Our license agreements with our customers are typically perpetual in duration. Our support and upgrade services contracts ordinarily are annual contracts, subject to renewal. Our professional services agreements are relatively short in duration, lasting anywhere from a few months to a year, depending on the project requirements.

Research and Development

     Our research and development team is responsible for product planning and design, development of functionality within the EXceed Fulfill, Collaborate, AIM and SNx products and general release and quality assurance functions. Our research and development group is ISO 9001 certified.

     In October 2002, we signed a contract with a company in India to provide offshore development services at a significantly lower cost than in the United States. The agreement is for three years and at the end of 2002 there were 30 contract engineers working full time on our development projects.

     We also use third-party resources to augment our own development efforts for specific projects from time to time. We believe this provides us access to a skilled labor pool, more rapid development cycles and a cost-effective solution to our research and development needs. In addition, we complement our product suite with certain specialized products developed by third parties including Boomi, C3 Solutions, St. Onge and Intellicyber. We distribute these products under the EXE name and pay a royalty to the vendor as these products are sold.

     During the years ended December 31, 2000, 2001 and 2002 we invested approximately $9.6 million, $14.6 million and $12.1 million, respectively, in research and development.

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

     We believe that we compete favorably with competitors in terms of our technology, service and support, global presence, targeted vertical focus, and comprehensiveness of our solutions.

     Our competitors include companies or groups that:

•	focus on providing fulfillment applications, such as Catalyst International, Inc., Highjump, Logility, LIS, Manhattan Associates, Optum, Inc., Red Prairie and Provia;

•	offer enterprise platforms for order management, fulfillment and inventory management, such as Yantra, Oracle, JDA, Retek, and SAP; and

•	service internal customers, such as internal information technology groups.

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

     From time to time, third parties may assert claims or initiate litigation against us or our alliance companies alleging that our products infringe their proprietary rights. As the number of fulfillment and supply chain execution applications in the industry increases and products overlap, we may become increasingly subject to claims of infringement or misappropriation of the intellectual property rights of others. In addition, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Litigation claims, with or without merit, could be time-consuming and costly, divert management’s attention, cause product shipment delays, and require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

Employees

     As of December 31, 2002, we had a total of 431 employees, of which 90 were in research and development, 74 were in sales and marketing, 70 were in finance and administration, and 197 were in professional services and support. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. In January and February 2003, we reduced our headcount by approximately 50 additional employees as a part of our cost reduction activities discussed elsewhere herein.

Foreign Operations

     In 2000, 2001 and 2002 the revenues from our foreign operations were $47.0 million, $45.4 million, and $38.4 million, respectively. At December 31, 2000, 2001, and 2002, the assets, net of intercompany receivables and payables, from our foreign operations were $23.5 million, $22.5 million and $17.9 million, respectively. Financial information regarding our operating segments and foreign and domestic operations is presented in Note 18 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 2. PROPERTIES

     Our corporate headquarters occupy approximately 195,000 square feet in Dallas, Texas. Our lease for this facility expires in January 2015. We currently occupy approximately less than 50% of this leased facility. A substantial portion of the remaining space has been abandoned and we are currently attempting to sublease this space. In the last half of 2002, we terminated our facility lease for 21,000 square feet in Philadelphia, Pennsylvania and agreed to pay a termination fee of approximately $400,000. This fee was included in special charges provided in the Statement of Operations for 2002. We also lease offices in London, Paris, Amsterdam, Munich, Dubai, Tokyo, Seoul, Hong Kong, Kuala Lumpur, Singapore, Melbourne and Shanghai. We believe these facilities will be adequate to meet our needs for the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     We are engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of our pending legal proceedings cannot be determined, we believe that the final outcome of these matters will not seriously harm our business. Information concerning asserted and potential claims regarding our intellectual property is discussed above under “Item 1. Business - Intellectual Property.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the stockholders was held on December 30, 2002. At the Special Meeting the stockholders voted on the following matter:

To approve six alternative amendments to the Company’s Second Amended and Restated Certificate of Incorporation which will effect a reverse split of the Company’s outstanding common stock at rations of 1:5, 1:7, 1:9, 1:11, 1:13 and 1:15, and authorize the Board of

Directors to choose among these ratios and to abandon some or all of such amendments in its discretion.

     The stockholder-voting tally was as follows (all share data below reflects the one for seven stock split of our common stock effective January 2, 2003):

5,700,552	Shares FOR
18,542	Shares AGAINST
7,880	Shares ABSTAIN

     A total of 5,726,974 shares were present in person or by proxy at the Special Meeting, each with one vote, out of 6,651,395 shares of record outstanding on December 4, 2002. On December 30, 2002, our Board of Directors approved a one for seven stock split to be executed on January 2, 2003.

Executive Officers of the Registrant

     The following table sets forth information regarding our current executive officers:

Name	Age	Position

Joseph L. Cowan	54	President and Chief Executive Officer

Kenneth R. Vines	58	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Mark R. Weaser	40	President, Asian Operations

     Joseph L. Cowan has served as our President and Chief Executive Officer since November 2002. Prior to that Mr. Cowan was President and Chief Executive Officer of Invensys Automation and Information systems from June 2001 to November 2002. From September 2000 to June 2001 he served as President and Chief Executive Officer for Wonderware, a wholly owned subsidiary of Invensys. He had been with Wonderware as Senior Vice President, Sales and Marketing from 1995 to 2000 prior to the acquisition by Invensys in 1998.

     Kenneth R. Vines has served as our Senior Vice President, Chief Financial Officer and Treasurer since May 2002 and as Secretary since February 2003. From October 1998 until joining EXE, Mr. Vines was the Senior Vice President and Chief Financial Officer of Triton Network Systems, Inc. (Triton) and additionally, was appointed Chief Executive Officer and a member of the Board of Directors beginning in August 2001. On August 17, 2001 the Board of Directors of Triton approved, effective August 20, 2001, a complete plan of liquidation and dissolution of Triton, which plan was ratified and approved by the stockholders of Triton on October 29, 2001. Prior to joining Triton, Mr. Vines was the Vice President of Finance of DSC Communications Corporation.

     Mark R. Weaser has served as our President, Asian Operations since January 2003 and from July 2001 to December 2002 he served as Senior Vice President and Managing Director, Asia Pacific/Japan. From January 2000 to July 2001, Mr. Weaser served as our Senior Vice President, International Operations. From September 1997 to January 2000, Mr. Weaser served as our Managing Director of Asia Pacific and served in the same position for Neptune since August 1996. From July 1995 to July 1996, he was the Asia Vice President for Telxon Corporation.

     In November 2002, our Chief Executive officer resigned and was replaced by Joseph L. Cowan. The former Chief Executive Officer, Raymond R. Hood, retained his position as Chairman of the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the NASDAQ National Market on August 4, 2000 under the symbol “EXEE.” Prior to that time, there had been no market for our common stock. The following table sets forth the high and low sales price range information per share of our common stock on the NASDAQ National Market for the indicated periods. All share and per share data in this report reflect the one for seven stock split of our common stock effective January 2, 2003.

	PRICE RANGE

CALENDAR YEAR	HIGH	LOW

2001
First Quarter	$112.000	$35.420
Second Quarter	$66.500	$24.500
Third Quarter	$41.370	$12.390
Fourth Quarter	$35.910	$12.320
2002
First Quarter	$35.350	$10.570
Second Quarter	$16.100	$6.720
Third Quarter	$10.150	$4.200
Fourth Quarter	$5.530	$2.520

     The number of record holders of our common stock as of March 14, 2003 was 168. We believe that a larger number of beneficial owners hold shares of our common stock in depository or nominee form.

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors will determine future dividends, if any.

Use of Proceeds

     The Company completed its initial public offering of 1,142,857 shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106, effective August 3, 2000) on August 9, 2000. Total proceeds from the offering, including the exercise of the over-allotment option with respect to an additional 120,000 (as adjusted to reflect the one for seven stock split effective January 2, 2003) shares of common stock, were approximately $63.9 million, net of underwriting discounts and commissions of approximately $5.0 million and other fees and expenses of approximately $1.8 million.

     From the date of receipt through December 31, 2002, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses and technology	3.9 million
Working capital	15.2 million

Total	$35.7 million

     The remainder of the proceeds has been invested in investment grade corporate and government securities and money market funds. We intend to use the remaining proceeds for research and development activities; expenditures on sales and marketing, consulting services and general and administrative personnel; systems costs; and working capital and general corporate purposes, including possible acquisitions of, or investments in, businesses and technologies that are complementary to our business. None of the net proceeds of the offering were paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliate of ours.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 are derived from our audited consolidated financial statements included elsewhere in this document. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements for the years then ended, which are not included in this document. All share and per share data has been adjusted to reflect a one for seven reverse stock split which was effective January 2, 2003 (see Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data).

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Software license	$22,418	$25,390	$38,274	$24,047	$12,587
Services and maintenance	59,758	64,103	68,708	61,586	48,234
Resale of software and equipment	9,114	7,307	8,215	9,343	11,009
Reimbursable expenses	4,857	5,560	3,629	2,548	1,826

Total revenue	96,147	102,360	118,826	97,524	73,656
Costs and expenses:
Cost of software licenses	234	254	1,391	720	618
Cost of services and maintenance	46,474	53,473	53,585	41,166	32,287
Cost of resale of software and equipment	7,206	5,851	6,607	7,613	9,389
Cost of reimbursable expenses	4,857	5,560	3,629	2,548	1,826
Sales and marketing	23,664	24,464	25,105	27,212	19,017
Research and development	15,473	11,544	9,578	14,605	12,103
General and administrative	12,670	14,888	14,445	18,280	11,849
Amortization of goodwill and intangible assets	4,452	4,819	4,615	8,435	1,261
Warrant and stock compensation expense	285	3,321	2,762	1,574	1,052
Impairment of intangibles (a)	—	—	—	26,680	—
Provision for estimated loss on lease abandonment (b)	1,000	288	—	10,184	3,999
Employee severance and other facility closure costs (b)	—	1,952	—	4,110	5,738

Total costs and expenses	116,315	126,414	121,717	163,127	99,139

Operating loss	(20,168)	(24,054)	(2,891)	(65,603)	(25,483)
Other income (expense)	(14)	(2,030)	(441)	1,891	2,207

Loss before minority interest and taxes	(20,182)	(26,084)	(3,332)	(63,712)	(23,276)
Minority interest in subsidiary income	(30)	—	—	(161)	(29)

Loss before taxes	(20,212)	(26,084)	(3,332)	(63,873)	(23,305)
Income tax provision (benefit)	(578)	—	—	51	496

Net loss	$(19,634)	$(26,084)	$(3,332)	$(63,924)	$(23,801)

Net loss per common share - basic and diluted	$(8.65)	$(11.34)	$(0.87)	$(9.86)	$(3.61)

Weighted average number of common shares outstanding - basic and diluted	2,269	2,299	3,829	6,481	6,586

	As of December 31,

	1998	1999	2000	2001	2002

		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$780	$8,932	$59,203	$45,297	$37,444
Working capital	1,135	920	56,359	41,331	26,908
Total assets	57,063	67,670	116,580	91,070	70,369
Long-term debt (less current portion)	5,420	5,333	102	996	417
Stockholders’ equity	24,824	21,233	87,044	53,556	30,348

(a)	See Note 3 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(b)	See Note 7 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We provide software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution and inventory management. Our software solutions deliver the vital, frontline supply chain intelligence necessary to drive customer execution decisions and processes. Our products and services help customers worldwide to increase revenue, reduce distribution costs, manage inventory across the supply chain, and improve customer loyalty and satisfaction.

Our Formation

     We began operations as a Delaware corporation under the name EXE Technologies, Inc. following the acquisition of Dallas Systems Corporation (Dallas Systems) by Neptune Systems, Inc. (Neptune) in September 1997. For accounting purposes, the acquisition was accounted for as a purchase of Dallas Systems by Neptune. Prior to the acquisition, Neptune was focused on delivering packaged supply chain execution software solutions primarily for manufacturing and third party logistics companies. Dallas Systems was focused on the development and sale of supply chain execution software solutions, primarily for retail companies, capable of operating in complex business environments. Dallas Systems also provided implementation and consulting services.

Our Revenue

     Revenue has been primarily provided from our EXceed Fulfill products. Our revenue has declined from $118.8 million in 2000 to $97.5 million in 2001 and declined further to $73.7 million in 2002.

     We derive our revenue from:

•	the sale of software licenses, which we recognize as software license revenue;

•	product related consulting, training, maintenance and support, which we recognize as services and maintenance revenue; and

•	the resale of hardware and software, which we recognize as resale of software and equipment revenue.

          In January 2000, we sold our mainframe services and maintenance practice to an unrelated third-party consulting firm in exchange for royalties that will be received on future revenue generated by customers using this product. The royalties earned by us are based upon a declining percentage of the consulting firm’s services and maintenance revenues generated from customers using our mainframe product, subject to a maximum of $0.4 million per year. The percentages of revenue are: 20% for the first two years, 15% for the third year, 10% for the fourth and fifth years and 5% for each year after the fifth year. The agreement is perpetual, but may be terminated at our option in the event of default by the consulting firm. Royalties recognized in 2002, 2001 and 2000 totaled $0.2 million, $0.2 million and $0.4 million, respectively. We do not expect these royalties to be a material portion of our future services and maintenance revenues. The royalties are included as a component of services and maintenance revenue.

Software Pricing and Professional Services

          We offer a variety of pricing options that allow our customers to purchase our software for a defined number of users at a single site, a business unit or an entire enterprise. We market and sell our software and services through our direct sales force which is located in North America, Europe, the Middle East, Asia and Australia and through our strategic alliance relationships. In addition, we intend to pursue additional relationships with vendors of complementary software to increase our ability to deliver enhanced value to our customers.

          We offer a range of professional services that help facilitate the successful implementation and integration of our software with our customers’ existing systems. Our professional services offering include installation, implementation project management, interfacing systems, on-site software training, operational engineering, industrial engineering, software modification and supply chain consulting. Our professional services are billed on a time and material basis or, when requested, on a fixed fee basis. For the years ended December 31, 2002 and 2001, approximately 20.0% and 14.6%, respectively, of our total revenue was derived from fixed fee contracts.

Acquisitions

          On January 25, 2001, we completed the acquisition of AllPoints Systems, Inc. (AllPoints) of Norwood, Massachusetts. The transaction was completed in a stock-for-stock merger in which we issued 227,194 shares of our common stock and assumed options for an additional 58,515 shares of our common stock in exchange for all of the outstanding securities of AllPoints. The transaction was accounted for as a purchase. The goal of this acquisition was to strengthen our product offerings in the high volume, piece pick and parcel environments that were critical to the direct-to-consumer and e-commerce market segments. Shortly after the acquisition was completed, the market for these products declined significantly. During 2001, we were unable to sell new licenses for the AllPoints products, and expenses associated with the AllPoints subsidiary, excluding amortization, exceeded revenues by approximately $2.4 million. Additionally, approximately $4.9 million of cash was used to acquire the obligations and operate the AllPoints subsidiary during the twelve months ended December 31, 2001. As a result, in November of 2001 we determined there would be no further sales or marketing efforts regarding this product line, most of the remaining AllPoints employees were terminated, and the remaining $26.7 million of intangibles associated with this acquisition were judged impaired and written off.

Recent Developments

          In response to our declining revenues over the past two years, we have implemented several plans to reduce our costs. In 2001, we reduced our global headcount by over 17% and abandoned certain excess leased facilities. Additionally, during the last half of 2002, we took a number of actions to further reduce our cost structure to more closely align with our current levels of revenue. These actions included, among other things, the closure of our Philadelphia office, consolidation of our North American professional services and development operations in Dallas and expanding our lower-cost offshore development activities. Our global headcount was lowered an additional 17% in 2002. Also, several changes to our executive management team were made during the year. Our new Chief Financial Officer, Kenneth R. Vines, was hired in May, we eliminated the Chief Operating Officer position in October and our new Chief Executive Officer, Joseph L. Cowan, was hired in November 2002. The former Chief Executive Officer, Raymond R. Hood, retained his position as Chairman of the Board of Directors.

          As a result of these actions, we made provisions for severance and related employee costs, facility closure costs and estimated losses on abandoned facilities totaling $9.7 million and $14.3 million in 2002 and 2001, respectively. Should additional cost reduction actions be required in the future or if management’s estimates of the losses on the current abandoned facility leases are inadequate, future provisions could be required.

          Our current plans are to improve our execution by focusing on our core product offerings and the markets where we have traditionally been most successful, retail and third-party logistics customers. We expect our newest products such as our adaptive inventory management solution (EXceed AIM) and our visibility and business process management solution, Supply Network Execution (EXceed SNx), will provide the opportunity for growth and an ability to differentiate us from our competitors. We are hopeful that the cost reduction actions we have taken, which will further lower operating costs in 2003, will allow us to return to profitability. If we are unable to improve our revenue levels, further cost reduction actions may be necessary.

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

Allowance for Doubtful Accounts and Adjustments

          Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. A receivable can deteriorate as a result of an impairment of the customer’s ability to make payments and may result in changes in the required reserves. Additionally, collection of a receivable may become doubtful due to a dispute with a customer that arises subsequent to the delivery of our products and services. We are required to estimate the collectibility of our trade receivables when we initially record revenue from our customers and to continue assessing our ability to collect until the ultimate realization of these receivables is determined. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet their financial obligations to us, our estimates of recoverability of amounts due us could be reduced by a material amount.

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

          In October 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) that is effective for our current year. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are to be subjected to annual impairment tests in accordance with these statements. We made an evaluation of our existing intangible assets in accordance with this standard during December 2002 utilizing various assumptions and factors to estimate future cash flows to determine the fair value of the business. No impairment was recognized during 2002, however if our estimates for cash flows or other factors and assumptions change, further impairment charges might be recorded in the future.

Accruals for Lease Abandonment and Employee Termination Costs

          Included in our accruals are reserves for the losses on lease abandonment and costs for employee severance and other costs associated with facility closures. These reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. If market conditions worsen, additional charges could be incurred. For example, during 2002, our estimates for the vacancy period on the abandoned portion of our North American facility increased and approximately $3.5 million was added to our lease abandonment reserve. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Related Party Transactions

          The Company had full recourse notes receivable from various officers of the Company totaling approximately $1.2 million and $1.0 million (including accrued interest) at December 31, 2001 and 2002, respectively. These notes receivable are secured by stock and options of the Company and are subject to forgiveness in the event of termination of employment due to death or disability, or if termination happens without cause or, in certain cases, for good reason following a change in control.

          In accordance with an amended employment agreement with the Company’s former Chief Financial Officer dated February 19, 2002, the Company forgave an outstanding loan of approximately $0.3 million on July 1, 2002. Accordingly, the outstanding balance was charged against operating results in 2002. In March 2003, the Company’s former Chief Executive Officer repaid his notes payable, including accrued interest, to the Company totaling approximately $0.8 million.

Contingencies

          We are subject to proceedings, lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or approach such as change in settlement strategy.

Income Taxes

          We recognize deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of our cumulative net losses we have provided a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Results of Operations

          The following table sets forth our statement of operations data as a percentage of total revenue for the three years ended December 31, 2000, 2001 and 2002:

	Years Ended December 31,

	2000	2001	2002

As a Percentage of Total Revenue
Revenue:
Software license	32.2%	24.7%	17.1%
Services and maintenance	57.8	63.1	65.5
Resale of software and equipment	6.9	9.6	14.9
Reimbursable expenses	3.1	2.6	2.5

Total revenue	100.0	100.0	100.0
Costs and expenses:
Cost of software licenses	1.2	0.7	0.8
Cost of services and maintenance	45.1	42.2	43.8
Cost of resale of software and equipment	5.5	7.8	12.8
Cost of reimbursable expenses	3.1	2.6	2.5
Sales and marketing	21.1	27.9	25.8
Research and development	8.0	15.0	16.4
General and administrative	12.2	18.7	16.1
Amortization of goodwill and intangible assets	3.9	8.6	1.8
Warrant and stock compensation expense	2.3	1.6	1.4
Impairment of intangibles	—	27.4	—
Provision for estimated loss on lease abandonment	—	10.4	5.4
Employee severance and other facility closure costs	—	4.3	7.8

Total costs and expenses	102.4	167.2	134.6

Operating loss	(2.4)	(67.2)	(34.6)
Other income (expense):	(0.4)	1.9	3.0

Loss before minority interest and taxes	(2.8)	(65.3)	(31.6)
Minority interest in subsidiary income	—	(0.1)	—

Loss before taxes	(2.8)	(65.4)	(31.6)
Income tax provision	—	0.1	0.7
Net loss	(2.8)%	(65.5)%	(32.3)%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Revenue

          Total Revenue. Total revenue declined by $23.8 million, or 24.5%, to $73.7 million for the year ended December 31, 2002, from $97.5 million for the year ended December 31, 2001. International revenue accounted for 52.2% of total revenue in 2002 and 46.6% of total revenue in 2001. No single customer accounted for more than 10.0% of total revenue in 2002 or 2001.

          Software License. Software license revenue declined $11.4 million, or 47.7%, to $12.6 million for the year ended December 31, 2002, from $24.0 million for the year ended December 31, 2001. Three major factors contributed to the lower revenue level:

•	The global slowdown in customer spending for large-scale IT projects, which began during 2001, continued to negatively impact software license revenue. This global slowdown resulted in fewer software license sales and significant price erosion.

•	Significantly lower software license sales in Japan where IT spending has slowed due to the economic and currency concerns.

•	The substantial turnover of our North America sales team in early 2002 contributed to the loss of several potential sales opportunities.

          Services and Maintenance. Services and maintenance revenue declined $13.4 million, or 21.7%, to $48.2 million for the year ended December 31, 2002, from $61.6 million for the year ended December 31, 2001. This decline is primarily attributable to the lower software license revenue, particularly in North America and Asia Pacific. The decline in consulting and training revenue for the year ended December 31, 2002 was 31.8% when compared with the consulting and training revenue in the prior year. This decline is largely attributable to the continuing decline of service revenue from the EXceed Fulfill WMS Unix-based products (formerly known as EXceed 2000 warehouse management system product). Additionally, revenues from the AllPoints product line have declined approximately $2.2 million as a result of our prior year decision to no longer sell and market these products. These declines were partially offset by a 12.9% improvement in maintenance revenue for the year ended December 31, 2002 that is attributed to additional maintenance revenue from new sales and maintenance renewals.

          Resale of Software and Equipment. Resale software and equipment revenue increased $1.7 million, or 17.8%, to $11.0 million for the year ended December 31, 2002, from $9.3 million for the year ended December 31, 2001. The increase was largely attributed to a few large hardware resale transactions.

     Costs and Expenses

          Cost of Software Licenses. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses represented 4.9% of software license revenue for the year ended December 31, 2002 and 3.0% of software license revenue for the year ended December 31, 2001. This increase is attributed to the increase in royalties for sales of complementary software applications during the current year.

          Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, interfacing, consulting and training services, hotline telephone support, new releases of software and updating user documentation. Cost of services and maintenance of $32.3 million for the year ended December 31, 2002 was $8.9 million, or 21.6%, lower than in 2001. The decrease was caused by a reduction in the number of full time employees and contracted services and maintenance staff in response to lower revenue levels. As a percentage of services and maintenance revenue, cost of services and maintenance remained fairly flat at 66.9% for the year ended December 31, 2002, compared with 66.8% for the year ended December 31, 2001.

          Cost of Resale of Software and Equipment. Cost of resale of software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment increased $1.8 million, or 23.3%, to $9.4 million for the year ended December 31, 2002, from $7.6 million for the year ended December 31, 2001. The increase was due to a higher sales volume of resale software and equipment, which resulted in higher purchase costs. As a percentage of resale of software and equipment revenue, cost of resale of software and equipment was 85.3% for the year ended December 31, 2002 and 81.5% for the year ended December 31, 2001. The increase in cost as a percentage of resale software and equipment revenue was largely attributed to a few large low margin resale transactions that occurred during the final quarter of the year ended December 31, 2002.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses decreased $8.2 million, or 30.1%, to $19.0 million for the year ended December 31, 2002, from $27.2 million for the year ended December 31, 2001. The decrease in sales and marketing expense was largely attributable to reductions in the number of sales and marketing employees and to lower commission expenses for sales staff and partners as a result of lower software license revenues. Sales and marketing expenses represented 26.5% of revenue, excluding reimbursable expenses, in 2002 compared to 28.7% in 2001. During 2002, we expanded our relationship with IBM. We granted IBM warrants to purchase 142,857 shares of common stock of the Company. Under the agreement, IBM warrants vest based on predetermined quarterly software license revenue that we achieve over a three-year period from our relationship with IBM. Should the warrants vest in the future, sales and marketing expense would increase for the value attributable to the vested warrants.

          Research and Development. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses in 2002 of $12.1 million were $2.5 million, or 17.1%, lower than the $14.6 million recorded in 2001. The decrease in research and development expenses was due primarily to a reduction in the number of research and development employees and contractors. Research and development expenses represented 16.8% of revenue, excluding reimbursable expenses compared to 15.4% in 2001. In June, we made the decision to close our Philadelphia development and services operation and expand our offshore development activities. As a result, we reduced our development personnel by 30 employees. In October 2002, we signed a contract with a company in India to provide offshore development services at a significantly lower cost than in the United States. The agreement is for three years and at the end of 2002 there were 30 contract engineers working full time on our development projects.

          General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting and other administrative services. General and administrative costs declined $6.5 million, or 35.2%, to $11.8 million for the year ended December 31, 2002, from $18.3 million for the year ended December 31, 2001. The decrease in general and administrative expenses was due primarily to a reduction in the number of general and administrative employees and contractors and reduced facility costs. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses decreased to 16.5% for the year ended December 31, 2002, from 19.2% for the year ended December 31, 2001.

          Amortization of Intangibles. Amortization of goodwill and intangible assets decreased $7.1 million to $1.3 million for the year ended December 31, 2002, from $8.4 million for the year ended December 31, 2001. Of the decline from the prior year, $4.4 million of the decline is attributed to the goodwill and intangible impairment write-off of AllPoints during the fourth quarter of the prior year and approximately $3.1 million is attributed to the implementation in the current year of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which directs that goodwill and intangible assets which are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

          In November 2001 and July 2002, we acquired a total of $2.0 million of developed software technology that resulted in $0.4 million of incremental amortization during the year ended December 31, 2002.

          Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense decreased $0.5 million to $1.1 million for the year ended December 31, 2002, from $1.6 million for the year ended December 31, 2001. The deferred compensation expense represents the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options that has been expensed as the options vest. The decline in stock compensation expense primarily was attributed to employee reductions and the associated cancellation of the remaining non-vested options offset by a $0.1 million compensation expense attributed to restricted shares granted to our CEO during the year ended December 31, 2002.

          Impairment of Intangibles. Impairment of intangibles was $26.7 million for the year ended December 31, 2001. This write-off relates to intangibles acquired in connection with the acquisition of AllPoints that are impaired due to decisions to no longer sell and market AllPoints’ products or utilize its technology in future product offerings.

          Loss on Lease Abandonment and Employee Severance and Other Facility Closure Costs. During 2001 and 2002, the Company has taken various cost reduction actions to lower the Company’s cost structure, including the reduction of 233 employees in 2001 and 110 employees in 2002, the write off of equipment and the abandonment of certain leased facilities. As a result, employee severance and related costs totaling approximately $3.6 million and $3.5 million were charged against operating results in 2002 and 2001, respectively. The 2002 severance charge includes approximately $1.4 million paid to the Company’s former Chief Executive Officer in early 2003, in accordance with his employment agreement. Additionally, facility closure costs of $2.1 million and $0.6 million were charged against operating results in 2002 and 2001, respectively, for the write down or disposal of certain property and equipment and purchase commitments.

          The Company also abandoned certain leased facilities in North America and Europe in 2001 and its Philadelphia facility in 2002. As a result, the Company provided approximately $4.0 million and $10.2 million in 2002 and 2001, respectively for the estimated loss for abandonment of the leased facilities, net of estimated sublease rentals. The 2002 provision includes $3.5 million for additional estimated losses associated with facilities previously abandoned.

          The Company has made cash payments of approximately $8.9 million and has written-off approximately $1.6 million in non-cash charges against the reserves established for these various cost reduction actions. The remaining liability at December 31, 2002 is approximately $13.5 million, of which $8.2 million is long-term and is expected to be paid through 2009.

     Other Income (Expense) Items

          Other Income (Expense). Other income increased $0.3 million to an income of $2.2 million for the year ended December 31, 2002, from an income of $1.9 million for the year ended December 31, 2001. The improvement in other income is due to a $1.7 improvement in foreign currency exchange transactions offset by lower interest income of $1.4 million caused by lower interest rates and a decrease in funds held in marketable securities. Although we periodically buy forward contracts to hedge against foreign currency fluctuations, we may have foreign currency gains or losses that can vary from period to period.

          Income Tax. Tax provisions of $0.5 million and $0.1 million were recognized during the years ended December 31, 2002 and 2001, respectively. The income tax provisions were primarily due to taxes on income earned by foreign subsidiaries while corresponding domestic tax benefits generated by foreign tax credits was not recognized due to the uncertainty of the timing and the amount of future taxable income. No tax benefit has been recognized on losses incurred in our North American operations and foreign operations.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Revenue

          Total Revenue. Total revenue declined by $21.3 million, or 17.9%, to $97.5 million for the year ended December 31, 2001, from $118.8 million for the year ended December 31, 2000. International revenue accounted for 46.6% of total revenue in 2001 and 39.5% of total revenue in 2000. No single customer accounted for more than 10.0% of total revenue in 2001 or 2000.

          Software License. Software license revenue declined $14.3 million, or 37.2%, to $24.0 million for the year ended December 31, 2001, from $38.3 million for the year ended December 31, 2000. This decline was primarily attributable to the global slowdown in customer spending for large-scale IT projects during 2001. The decline was most significant during the third and fourth quarters of 2001 that were further adversely impacted by the terrorist attacks upon the United States on September 11, 2001. North America and Europe both experienced declines in license sales, while license sales in Asia Pacific improved slightly as a result of improved revenues from alliance and industry partners and from the sale of new EXceed Collaborate products. During the final months of 2001, we made significant changes to our U.S. sales operations, including new sales executive leadership and sales personnel with the goal of improving our lead generation activity and future sales results. This transition also contributed to lower than expected license revenues.

          Services and Maintenance. Services and maintenance revenue declined $7.1 million, or 10.4%, to $61.6 million for the year ended December 31, 2001, from $68.7 million for the year ended December 31, 2000. The decline was attributed to lower software sales caused by the global slowdown in customer spending for large-scale IT projects during 2001, which reduced our services and maintenance revenue opportunities. Most of the declines were in North America and Europe and were consistent with the declines in software license revenues. The decline in consulting and training revenue for the year ended December 31, 2001 was 15.3% when compared with the consulting and training revenue in the prior year. This decline is largely attributable to the continuing decline of service revenue from the EXceed Fulfill WMS Unix-based products (formerly known as EXceed 2000 warehouse management system product). These products have been largely replaced by our newer EXceed Fulfill WMS products that feature flexible data handling for complex distribution environments and provide a more easily deployed solution. These declines were partially offset by a 12.0% improvement in maintenance revenue for the year ended December 31, 2001 that is attributed to additional maintenance revenue from new sales and maintenance renewals.

          Resale of Software and Equipment. Resale software and equipment revenue increased $1.1 million, or 13.7%, to $9.3 million for the year ended December 31, 2001, from $8.2 million for the year ended December 31, 2000. The increase was largely due to significant sales to a single customer that provided 25.5% of the resale revenue during 2001.

     Costs and Expenses

          Cost of Software Licenses. Cost of software licenses declined $0.7 million, or 48.3%, to $0.7 million for the year ended December 31, 2001, from $1.4 million for the year ended December 31, 2000. The decrease was due to a decline in license revenues during the year ended December 31, 2001 and the inclusion in the prior year of the cost of purchasing a partner’s transportation management software that was sold to our customer to operate in concert with our EXceed Fulfill products. Cost of software licenses represented 3.0% of software license revenue for the year ended December 31, 2001 and 3.6% of software license revenue for the year ended December 31, 2000.

          Cost of Services and Maintenance. Cost of services and maintenance declined $12.4 million, or 23.2%, to $41.2 million for the year ended December 31, 2001, from $53.6 million for the year ended December 31, 2000. The decline was caused by a reduction in the number of full time employees and contracted services and maintenance staff in response to the decline in the market for global IT spending during the current year. As a percentage of services and maintenance revenue, cost of services and maintenance decreased to 66.8% for the year ended December 31, 2001, from 78.0% for the year ended December 31, 2000. The decrease in cost as a percentage of services and maintenance revenue was due to efforts to improve productivity (i.e., higher revenue generated per employee).

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

          Sales and Marketing. Sales and marketing expenses increased $2.1 million, or 8.4%, to $27.2 million for the year ended December 31, 2001, from $25.1 million for the year ended December 31, 2000. The increase in sales and marketing expense was largely attributable to the additional sales and marketing expense associated with the acquisition of the AllPoints operations and bad debt expenses associated with bankrupt direct-to-consumer and e-commerce companies and write-offs of license sales receivables in Japan caused by the severe recession conditions. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses increased to 28.7% for the year ended December 31, 2001, from 21.8% for the year ended December 31, 2000. The increase in sales and marketing expense as a percentage of total revenue was the result of lower-than-anticipated revenue due to the economic environment.

          Research and Development. Research and development expenses increased $5.0 million, or 52.5%, to $14.6 million for the year ended December 31, 2001, from $9.6 million for the year ended December 31, 2000. The increase in research and development expenses was due primarily to an increase in the number of employees obtained through the AllPoints acquisition and hired to develop and enhance our EXceed Collaborate Suite of products. As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 15.4% for the year ended December 31, 2001, from 8.3% for the year ended December 31, 2000. This increase in the level of spending as a percentage of total revenue for the year ended December 31, 2001 was due to the lower-than-anticipated revenues caused by the economic environment.

          General and Administrative. General and administrative costs increased $3.8 million, or 26.6%, to $18.3 million for the year ended December 31, 2001, from $14.4 million for the year ended December 31, 2000. The increase in general and administrative expenses was due to higher personnel-related expenses associated with the acquisition of AllPoints, opening and staffing new offices in Benelux, France, and Germany, and increased consulting and contract services costs associated with outsourcing and upgrading internal information systems. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses increased to 19.2% for the year ended December 31, 2001, from 12.5% for the year ended December 31, 2000. This increase in the level of spending as a percentage of total revenue for the year ended December 31, 2001 was due to the lower-than-anticipated revenues caused by the current economic environment.

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

          Impairment of Intangibles. Impairment of intangibles was $26.7 million for the year ended December 31, 2001. This write-off relates to intangibles acquired in connection with the acquisition of AllPoints that are impaired due to decisions to no longer sell and market AllPoints’ products or utilize its technology in future product offerings.

          Loss on Lease Abandonment and Employee Severance and Other Facility Closure Costs. During the year ended December 31, 2001, we announced and implemented plans to reduce costs. Loss on lease abandonment and employee severance and other facility closure costs was $14.3 million for the year ended December 31, 2001. These charges included $10.2 million in abandonment of certain leased office space less estimated sublease rentals at facilities in North America and in Europe, $3.5 million for severance and other employee related costs for the termination of 233 employees, $0.3 million for disposal of fixed assets, and $0.3 million for abandonment of leased equipment and other facility closure costs.

Other Income (Expense) Items

          Other Income (Expense). Other income increased $2.3 million to an income of $1.9 million for the year ended December 31, 2001, from a loss of $0.4 million for the year ended December 31, 2000. The improvement in other income was due to higher interest income of $0.7 million and lower interest expense of $1.1 million, and a reduction in other losses of $0.5 million that is largely attributed to a reduction in foreign exchange losses due to the implementation of a foreign currency-hedging program in 2001.

          Income Tax. A tax provision of $0.1 million was recognized during the year ended December 31, 2001 for foreign income taxes. No income tax benefit was recorded during the years ended December 31, 2001 and 2000 due to the uncertainty of the timing and amount of future taxable income.

Liquidity and Capital Resources

          We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of December 31, 2002 we had approximately $37.4 million in cash and marketable securities, a decline of approximately $7.9 million during the twelve months ended December 31, 2002.

          Net cash used by operating activities was $6.1 million for the year ended December 31, 2002. The net loss before non-cash adjustments (depreciation and amortization, provision for losses on receivables, amortization of deferred compensation, write-down of property and equipment, and minority interest) was approximately $12.2 million, while operating assets and liabilities generated approximately $6.1 million of cash. Accounts receivable declined approximately $3.4 million, resulting from an improvement in our receivable days outstanding from approximately 121 days at the end of 2001 to approximately 80 days at the end of 2002. Additionally, accounts payable were $2.5 million higher than at the end of 2001, accrued liabilities grew by approximately $1.8 million, and deferred revenues declined by approximately $1.3 million. Net cash used in operating activities was $9.7 million for the comparable year ended December 31, 2001.

          Net cash used by investing activities was $3.2 million for the year ended December 31, 2002. Investing activities for 2002 included $1.0 million for the purchase of the rights to certain developed software technology (see Note 7 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data) and $0.7 million for property and equipment. Net cash used in investing activities was $0.3 million for the comparable twelve months ended December 31, 2001. We expect that capital expenditures will not exceed $1.0 million in 2003.

          Net cash used by financing activities was $0.1 million for the year ended December 31, 2002. We generated cash of $0.4 million from the issuance of common stock and reduced long-term debt by approximately $0.5 million. Net cash provided by financing activities was $0.5 million for the comparable twelve months ended December 31, 2001.

          In October 2002, the Company entered into a revolving line of credit agreement with a financial institution under which the Company can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including a minimum $10.0 million cash and marketable securities balance, restrictions on dividends and the facility is secured with all of the Company’s tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and the Company will pay a fee on the unused portion of the line of credit of 0.375% per annum. There were no borrowings under this agreement during 2002.

          We currently have operating lease obligations of approximately $42.7 million. Approximately $38.8 million of the total lease obligations relate to our Dallas facility lease for approximately 195,000 square feet, which expires in 2015. Currently, we occupy less than 50% of the space and we are attempting to sublease the unoccupied leased space. Provisions have been made for estimated losses on certain leases which are abandoned (see Note 17 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data), but cash payments will be required for the remainder of the existing lease obligations. In October 2002, we agreed to pay the landlord of our abandoned Philadelphia facility $0.4 million in early 2003 to terminate the facility lease. If we are able to reach a settlement with the lessors of our abandoned Dallas facility on terms favorable to the Company within the next twelve months, additional settlement payments might be required which could be considerably higher than the scheduled operating lease payments shown on the table below during that period.

          Although we expect to continue to use some cash over the next six months due to operating losses, severance and facility related costs associated with the cost reduction actions taken during 2002 and certain other expenditures previously discussed, we believe that our existing working capital and the availability of cash under the new revolving credit line will be sufficient to fund our operations for at least the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain any additional required financing or that, if we can, the terms will be acceptable to us.

          We do not engage in any activities involving special purpose entities or off-balance sheet financing, other than the operating leases previously discussed.

     The following table summarizes our contractual obligations as of December 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in millions).

	Payments Due by Period

			Less
			than	1 - 3	3 - 5	After 5
Contractual Obligations	Total		1 Year	Years	Years	Years

Capital lease obligations	$1.0		$0.6	$0.4	$—	$—
Operating leases	42.7	(a)	4.9	7.4	6.3	24.1
Unconditional purchase obligations	4.0	(b)	1.5	1.4	1.1	—

Total contractual cash obligations	$47.7		$7.0	$9.2	$7.4	$24.1

(a)	Includes $10.6 million which is included as current and long-term liabilities on the Consolidated Balance Sheet at December 31, 2002.

(b)	Certain purchase commitments include minimum annual purchase obligations. The amounts included above are an estimate of the cash payments we will expect to make under these agreements.

Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The consensus provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements as such accounting will generally continue to be accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” and related pronouncements.

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

We may not be profitable in the future.

     With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $3.3 million in 2000, $63.9 million in 2001 and $23.8 million in 2002. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

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

     Our software is used for mission critical division- or enterprise-wide purposes and involves a significant commitment of resources by customers. A customer’s decision to license our software usually involves the evaluation of the available alternatives by a number of personnel in multiple functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our solutions. For these and other reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to nine months, and is subject to delays over which we may have little or no control. As a result of the length and variability of the sales cycle for our software products, our ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more anticipated large license transactions could harm our operating results.

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

     Joseph L. Cowan, our President and Chief Executive Officer, and Kenneth R. Vines, our Senior Vice President, Chief Financial Officer, Secretary and Treasurer, joined us in November 2002 and May 2002, respectively. Additionally, Mark Weaser, President, Asian Operations has been an employee of the Company for several years. Failure to integrate Mr. Cowan or Mr. Vines into the Company or with the senior management team, or should one of the executives leave the Company it could disrupt our operations and harm our business and financial results.

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

     The growth of our business will depend on the successful development, introduction and acceptance of new and enhanced versions of our products. The introduction of new or enhanced products requires that we manage the transition from existing products to these new or enhanced products. We have recently introduced our EXceed AIM and EXceed SNx software solutions to work in conjunction with our existing fulfillment software suite in order to extend our product reach into complementary markets. We expect to derive a portion of our revenues in the future from new and enhanced products currently being developed, including EXceed AIM and EXceed SNx. If EXceed AIM and EXceed SNx and our other new and enhanced products do not gain market acceptance, our revenues may decline. Factors that may affect the market acceptance of EXceed AIM and EXceed SNx and our other new and enhanced products, some of which are beyond our control, may include:

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

     Although we have recently improved on the time required to collect accounts receivable from our customers, there is no assurance that this trend will continue. Historically, we have experienced longer receivable collection periods that have largely been attributed to the deterioration of certain of our customers’ financial condition due to the negative economic climate in the United States and the international markets we serve. The failure of any significant customer to pay for our products on a timely basis could adversely affect our results of operations and our operating cash flow.

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

Our international operations are subject to heightened risks. If any of these risks actually occur, our earnings could decline.

     International revenue accounted for approximately 52.2% of our total revenue during the year ended December 31, 2002, 46.6% of our total revenue during the year ended December 31, 2001, and 39.5% of our total revenue during the year ended December 31, 2000.

     Our international operations are subject to risks inherent in international business activities, including:

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

     In addition, we have expanded our offshore research and development activities. In the instance of a political upheaval in certain regions, our development process could be severely disrupted. Our operating results could be negatively impacted if these or other factors affect international operations.

Because many of our customers pay us in foreign currencies, we may be exposed to exchange rate risks and our profitability may suffer due to currency fluctuations.

     A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese Yen and Singapore Dollars and in Europe some of our contracts are denominated in the Euro. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction gains (losses) of $1.2 million, $(0.5) million, and $(0.8) million for the years ended December 31, 2002, 2001 and 2000, respectively. We can give you no assurance that currency transaction losses will not adversely affect our results in future periods.

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

     Our operating performance, personnel reductions and lower stock price over the last two years has made it difficult to retain key personnel. There is no assurance we will be able to retain our key personnel in the future.

     Also, we believe our success will depend on our ability to productively manage our personnel. Any significant growth in software license revenue will likely generate the need for more professional services personnel to deploy and implement software and to train customers. A shortage in the number of trained personnel, either within our Company or available from outside consulting firms, could limit our ability to implement our software on a timely and cost-effective basis. Our operating performance will suffer if we generate insufficient revenue to cover growth-related expenses, significantly strain management resources with additional responsibilities, fail to successfully expand our relationships and develop additional relationships with third-party implementers and complementary software vendors or fail to have sufficiently trained sales and marketing personnel and professional services personnel.

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

     During 2001 and 2002, we terminated approximately 343 of our services, sales, development and administrative personnel. It is possible that some of these employees could bring legal actions against us under applicable federal, state or local laws. Any such claims, whether with or without merit, could subject us to costly litigation and the diversion of management time and attention, and successful claims could result in awards of damages to or reinstatement of former employees, any of which could harm our operating results.

Our non-cancelable, long-term lease of office space in Dallas, Texas is substantially in excess of our expected facility requirements resulting in significant future cash obligations for unused office space, which could negatively impact our financial condition in the future.

     We lease approximately 195,000 square feet of office space in Dallas, Texas under a lease that extends to 2015. Amounts due the landlord over the remaining term of the lease are in excess of $38.8 million. Currently, we occupy less than 50% of the office space. Approximately half of the office space has been abandoned and a reserve for the estimated loss has been provided in the Consolidated Financial Statements. Although we have attempted to renegotiate the lease terms, the landlord has been unwilling to modify the lease or reduce the lease cost. We have also been unable to sublease the excess office space. As a result, we will be required to continue to make significant lease payments in the future for the unused space.

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

     Five customers have requested defense and indemnification from us for threatened patent claims against them by a third party relating to bar code technology. For additional information about these requests, see “Item 1. Business—Intellectual Property” herein.

Should our stock price fall below $1 per share for a period of time our common stock could be de-listed from the NASDAQ National market.

     During the last half of 2002 our common stock price was subject to de-listing on the NASDAQ National Market due to our stock price being below $1 per share for a specified period of time. Our shareholders approved a one for seven reverse stock split which was effective in January 2003. As a result of the reverse stock split, our stock price increased substantially above $1 per share. Should our stock price fall below $1 per share again, we could be subject to de-listing again.

     If our common stock is de-listed by NASDAQ and our securities begin to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. De-listing from NASDAQ will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are de-listed we could also incur additional costs under state blue-sky laws in connection with any sales of our securities.

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

     Our operating results historically have fluctuated on a quarterly basis and may continue to do so in the future. If our quarterly results differ from the expectations of securities analysts, the price of our common stock could fall. Some of the factors that could cause our operating results to fluctuate include:

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

     Our directors, executive officers and their affiliated companies beneficially own more than 40% of our outstanding common stock. As a result, these stockholders will have the ability to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change of control of us. As a result, if these stockholders voted as a group, they would have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products in North America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 39.5%, 46.6% and 52.2% of our total revenues in 2000, 2001 and 2002, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.8) million, $(0.5) million and $1.2 million for the years ended December 31, 2000, 2001 and 2002, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our profits less competitive in foreign markets.

     Our net assets denominated in currencies other than U.S. dollars as of December 31, 2002 were approximately $8.0 million. A potential loss in the value of these net assets resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.8 million.

     In January 2001, we began a foreign currency-hedging program to hedge certain nonfunctional currency exposure. Forward currency exchange contracts are utilized by us to reduce foreign currency exchange risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. We do not hold derivative financial instruments for trading or speculative purposes.

     As of December 31, 2002, the Company had outstanding forward currency exchange contracts of $3.0 million to sell Japanese Yen and $2.0 million to sell Euro which hedge certain foreign currency exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At December 31, 2002, the current market settlement values of the forward contracts would result in a loss of approximately $0.2 million.

     We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

     We have invested the remaining proceeds from our initial public offering in investment grade corporate and government securities and money market funds. The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2002, we had $17.6 million of securities that mature in 90 days or less and $16.6 million of securities that mature between 90 days and one year. We do not believe that we have any material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
EXE Technologies, Inc.

We have audited the accompanying consolidated balance sheets of EXE Technologies, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXE Technologies, Inc. and subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 28, 2003

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$30,250,156	$20,815,464
Marketable securities, short-term	12,842,683	16,628,465
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $3,721,000 and $4,161,000 at
December 31, 2001 and 2002, respectively	25,029,162	16,904,889
Other receivables and advances	572,438	329,568
Prepaid and other current assets	2,171,409	2,747,074

Total current assets	70,865,848	57,425,460
Marketable securities, long-term	2,203,891	—
Property and equipment, net	8,424,584	4,432,882
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,760,666	1,499,891
Other assets	2,549,794	1,745,532

Total assets	$91,070,468	$70,369,450

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,585,936	$9,094,823
Accrued expenses	11,557,606	11,326,722
Accrued payroll and benefits	1,749,046	1,688,815
Deferred revenue	9,206,736	7,885,223
Current portion of long-term debt and capital lease obligations	435,167	521,458

Total current liabilities	29,534,491	30,517,041
Long-term debt and capital lease obligations, net of current portion	995,973	416,598
Long-term accrued expenses, net of current portion	6,814,018	8,888,841
Minority interest	169,623	198,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none
issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized - 150,000,000;
shares issued - 6,684,129 and 6,807,813 at December 31, 2001 and
2002, respectively	66,841	68,078
Additional paid-in capital	179,142,344	178,871,117
Note receivable from stockholder	(211,750)	—
Treasury stock, at cost, 142,783 and 156,418 shares of common stock
at December 31, 2001 and 2002, respectively	(3,431,464)	(3,645,859)
Accumulated deficit	(119,601,384)	(143,402,453)
Deferred compensation	(2,515,440)	(809,338)
Other comprehensive income (loss)	107,216	(733,354)

Total stockholders’ equity	53,556,363	30,348,191

Total liabilities and stockholders’ equity	$91,070,468	$70,369,450

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2000	2001	2002
Revenue:
Software license	$38,273,898	$24,046,976	$12,587,127
Services and maintenance	68,708,446	61,586,322	48,234,335
Resale of software and equipment	8,214,867	9,342,639	11,008,843
Reimbursable expenses	3,629,348	2,547,865	1,825,796

Total revenue	118,826,559	97,523,802	73,656,101
Costs and expenses:
Cost of software licenses	1,391,435	719,558	618,576
Cost of services and maintenance	53,584,519	41,166,000	32,287,549
Cost of resale of software and equipment	6,607,214	7,613,530	9,389,235
Cost of reimbursable expenses	3,629,348	2,547,865	1,825,796
Sales and marketing	25,104,507	27,211,690	19,017,315
Research and development	9,577,655	14,604,931	12,102,835
General and administrative	14,444,617	18,280,084	11,848,568
Amortization of goodwill and intangible assets	4,615,507	8,434,796	1,260,775
Warrant and stock compensation expense
allocated to:
Cost of services and maintenance	842,695	500,413	269,073
Sales and marketing	1,305,674	316,243	173,048
Research and development	17,032	166,228	173,048
General and administrative	597,037	591,603	436,549
Impairment of intangibles	—	26,679,798	—
Provision for estimated loss on lease abandonment	—	10,183,992	3,998,862
Employee severance and other facility
closure costs	—	4,109,630	5,737,769

Total costs and expenses	121,717,240	163,126,361	99,138,998

Operating loss	(2,890,681)	(65,602,559)	(25,482,897)

Other income (expense):
Interest income	1,810,108	2,468,445	1,087,135
Interest expense	(1,210,237)	(62,521)	(93,668)
Other	(1,040,796)	(514,953)	1,213,438

Total other income (expense)	(440,925)	1,890,971	2,206,905

Loss before minority interest and taxes	(3,331,606)	(63,711,588)	(23,275,992)
Minority interest in subsidiary income	—	(161,192)	(29,156)

Loss before taxes	(3,331,606)	(63,872,780)	(23,305,148)
Income tax provision	—	51,337	495,921

Net loss	$(3,331,606)	$(63,924,117)	$(23,801,069)

Net loss per common share - basic and diluted	$(0.87)	$(9.86)	$(3.61)

Weighted average number of common shares
outstanding - basic and diluted	3,828,508	6,481,378	6,586,263

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B
	Common Stock		Common Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 1999	2,395,218	$23,952	54,289	$5,429	2,526,795	$52,000,000
Net loss	—	—	—	—	—	—
Net proceeds from initial public offering	1,262,857	12,629	—	—	—	—
Conversion of Class B common and convertible preferred shares to common stock	2,581,083	25,811	(54,289)	(5,429)	(2,526,795)	(52,000,000)
Purchase of treasury stock	—	—	—	—	—	—
Exercise of stock options	26,555	266	—	—	—	—
Exercise of warrants	89,643	896	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Expense associated with warrants issued for services	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—

Balance as of December 31, 2000	6,355,356	63,554	—	—	—	—
Net loss	—	—	—	—	—	—
Issuance of common stock for AllPoints acquisition	227,194	2,272	—	—	—	—
Deferred compensation related to AllPoints acquisition	—	—	—	—	—	—
Exercise of stock options	98,401	984	—	—	—	—
Exercise of warrants	3,178	31	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Expense associated with warrants issued for services	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—

Balance as of December 31, 2001	6,684,129	66,841	—	—	—	—
Net loss	—	—	—	—	—	—
Exercise of stock options	52,256	523	—	—	—	—
Purchase of treasury stock for shareholder note receivable	—	—	—	—	—	—
Issuance of restricted stock	71,428	714
Amortization of deferred compensation	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—

Balance as of December 31, 2002	6,807,813	$68,078	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Note
	Additional	Receivable	Treasury Stock
	Paid-In	from
	Capital	Stockholder	Shares	Amount

Balance as of December 31, 1999	$26,497,500	$—	132,010	$(3,208,912)
Net loss	—	—	—	—
Net proceeds from initial public offering	63,930,300	—	—	—
Conversion of Class B common and convertible preferred shares to common stock	51,979,618	—	—	—
Purchase of treasury stock	—	—	10,773	(222,552)
Exercise of stock options	428,898	—	—	—
Exercise of warrants	1,759,104	—	—	—
Deferred compensation related to stock options	4,601,125	—	—	—
Amortization of deferred compensation	(300,000)	—	—	—
Expense associated with warrants issued for services	1,176,112	—	—	—
Foreign currency translation adjustment	—	—	—	—
Unrealized gain (loss) on securities available for sale	—	—	—	—

Balance as of December 31, 2000	150,072,657	—	142,783	(3,431,464)
Net loss	—	—	—	—
Issuance of common stock for AllPoints acquisition	28,921,667	(211,750)	—	—
Deferred compensation related to AllPoints acquisition	—	—	—	—
Exercise of stock options	1,669,743	—	—	—
Exercise of warrants	(31)	—	—	—
Deferred compensation related to stock options	666,000	—	—	—
Amortization of deferred compensation	(2,362,042)	—	—	—
Expense associated with warrants issued for services	174,350	—	—	—
Foreign currency translation adjustment	—	—	—	—
Unrealized gain (loss) on securities available for sale	—	—	—	—

Balance as of December 31, 2001	179,142,344	(211,750)	142,783	(3,431,464)
Net loss	—
Exercise of stock options	383,871	—	—	—
Purchase of treasury stock for shareholder note receivable	—	211,750	13,635	(214,395)
Issuance of restricted stock	(275,714)	—	—	—
Amortization of deferred compensation	(379,384)	—	—	—
Foreign currency translation adjustment	—	—	—	—
Unrealized gain (loss) on securities available for sale	—	—	—	—

Balance as of December 31, 2002	$178,871,117	$—	156,418	$(3,645,859)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Other
	Accumulated	Deferred	Comprehensive
	Deficit	Compensation	Income(Loss)	Total

Balance as of December 31, 1999	$(52,345,661)	$(973,260)	$(766,442)	$21,232,606
Net loss	(3,331,606)	—	—	(3,331,606)
Net proceeds from initial public offering	—	—	—	63,942,929
Conversion of Class B common and convertible preferred shares to common stock	—	—	—	—
Purchase of treasury stock	—	—	—	(222,552)
Exercise of stock options	—	—	—	429,164
Exercise of warrants	—	—	—	1,760,000
Deferred compensation related to stock options	—	(4,601,125)	—	—
Amortization of deferred compensation	—	1,886,326	—	1,586,326
Expense associated with warrants issued for services	—	—	—	1,176,112
Foreign currency translation adjustment	—	—	432,652	432,652
Unrealized gain (loss) on securities available for sale	—	—	38,328	38,328

Balance as of December 31, 2000	(55,677,267)	(3,688,059)	(295,462)	87,043,959
Net loss	(63,924,117)	—	—	(63,924,117)
Issuance of common stock for AllPoints acquisition	—	—	—	28,712,189
Deferred compensation related to AllPoints acquisition	—	(1,923,560)	—	(1,923,560)
Exercise of stock options	—	—	—	1,670,727
Exercise of warrants	—	—	—	—
Deferred compensation related to stock options	—	(666,000)	—	—
Amortization of deferred compensation	—	3,762,179	—	1,400,137
Expense associated with warrants issued for services	—	—	—	174,350
Foreign currency translation adjustment	—		265,816	265,816
Unrealized gain (loss) on securities available for sale	—		136,862	136,862

Balance as of December 31, 2001	(119,601,384)	(2,515,440)	107,216	53,556,363
Net loss	(23,801,069)	—	—	(23,801,069)
Exercise of stock options	—	—	—	384,394
Purchase of treasury stock for shareholder note receivable	—	—	—	(2,645)
Issuance of restricted stock	—	275,000	—	—
Amortization of deferred compensation	—	1,431,102	—	1,051,718
Foreign currency translation adjustment	—	—	(721,160)	(721,160)
Unrealized gain (loss) on securities available for sale	—	—	(119,410)	(119,410)

Balance as of December 31, 2002	$(143,402,453)	$(809,338)	$(733,354)	$30,348,191

See accompanying notes

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002

Cash Flow from Operating Activities:
Net loss	$(3,331,606)	$(63,924,117)	$(23,801,069)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	8,790,904	12,284,829	4,380,407
Impairment of intangibles	—	26,679,798	—
Provision for losses on receivables	6,141,903	6,876,424	4,681,307
Amortization of deferred compensation	1,586,326	1,400,137	1,051,718
Write-down of property and equipment	—	267,135	1,448,326
Issuance of warrants for services	1,176,112	174,350	—
Minority interest	—	161,192	29,156
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(8,554,054)	1,485,869	3,442,966
Other receivables and advances	142,359	42,343	242,870
Prepaids and other current assets	(1,462,366)	1,072,130	(575,665)
Other long-term assets	(1,172,811)	(345,535)	804,262
Accounts payable	804,781	(282,378)	2,508,887
Accrued payroll and benefits	(647,460)	(1,495,399)	(60,231)
Deferred revenue	(3,684,185)	(2,178,870)	(1,321,513)
Accrued expenses	1,257,831	8,329,064	1,843,939
Other	(506,335)	(296,653)	(761,472)

Net cash provided by (used in) operating activities	541,399	(9,749,681)	(6,086,112)
Cash Flow from Investing Activities:
Purchases of property and equipment	(1,556,386)	(2,004,180)	(657,999)
Net proceeds from sale of fixed assets	9,369	—	—
Purchase of marketable securities	(19,382,963)	(16,500,000)	(21,585,000)
Proceeds from sale and maturities of marketable securities	—	20,836,389	20,003,109
Purchase of intellectual property	—	(1,000,000)	(1,000,000)
Cash paid for AllPoints acquisition	—	(1,618,109)	—

Net cash used in investing activities	(20,929,980)	(285,900)	(3,239,890)
Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	2,189,164	1,670,727	384,394
Proceeds from minority interest	—	8,431	—
Proceeds from initial public offering, net	63,942,929	—	—
Payments on long-term debt and capital lease obligations	(5,227,064)	(463,477)	(493,084)
Proceeds from revolving line of credit	2,220,946	—	—
Retirement of revolving line of credit	(11,626,859)	—	—
Purchase of treasury stock	(222,552)	—	—
Retirement of AllPoints line of credit	—	(750,000)	—

Net cash provided by (used in) financing activities	51,276,564	465,681	(108,690)

Net increase (decrease) in cash and cash equivalents	30,887,983	(9,569,900)	(9,434,692)
Cash and cash equivalents at beginning of year	8,932,073	39,820,056	30,250,156

Cash and cash equivalents at end of year	$39,820,056	$30,250,156	$20,815,464

	Years Ended December 31,

	2000	2001	2002

Supplemental Cash Flow Information:
Cash paid for interest	$1,036,091	$100,281	$88,434

Cash paid for income taxes	$213,009	$225,931	$191,204

Non-Cash Activities:
Capital lease obligations	$—	$1,404,431	$—

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

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

     All share and per share amounts in the accompanying financial statements and footnotes have been adjusted to reflect the Company’s one for seven reverse stock split that was effective January 2, 2003.

2. Summary of Significant Accounting Policies

Revenue Recognition

     The Company’s revenues consist of software license revenues, consulting service revenues, maintenance revenues, and revenues from the resale of software and equipment. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position, “Software Revenue Recognition” (SOP 97-2). Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable; no significant production, modification, or customization of the software is required; vendor-specific objective evidence of fair value exists to allow the allocation of the total fee to elements of the arrangement; and collection is considered probable by management.

     Revenue from services is recognized as the services are provided. The Company’s standard service arrangement limits the customer’s remedy and the Company’s liability to the underlying service fees specified in the separate service arrangement. If disputes arise with a customer, a provision is recorded based on the specific customer situation and the Company’s assessment of the potential outcome of that situation. Maintenance revenue is recognized on a straight-line basis over the period of the obligation. Revenues from resale of software and equipment are recognized upon receipt of a purchase order and shipment of the software and equipment to the customer provided the following criteria are met: payment terms are fixed and determinable; no significant production, modification, or customization is required; and collection is considered probable by management.

     The Company’s standard license arrangements specify that the customer accepts the software under the arrangement when the software is shipped and that the license fees under the arrangement are not refundable. The Company periodically enters into arrangements that do not have standard acceptance and warranty provisions. Such contracts are analyzed and timing of revenue recognition is determined based upon specific facts and circumstances. If warranty and acceptance criteria differs from the Company’s standard criteria, revenue recognition is deferred until acceptance is obtained or the warranty period lapses. The Company’s standard license arrangement warrants that its products will function substantially in accordance with the documentation provided to customers for periods ranging from three to twelve months. As of December 31, 2002, the Company has not incurred significant expenses related to warranty claims.

2. Summary of Significant Accounting Policies (continued)

     No single customer represented greater than 10.0% of total revenues during the years ended December 31, 2000, 2001 and 2002.

     In January 2000, the Company sold its mainframe services and maintenance practice to an unrelated third-party consulting firm in exchange for royalties that will be received on future revenue generated by customers using this product. The royalties are a declining percentage of the consulting firm’s services and maintenance revenues generated from customers using our mainframe product, subject to a maximum of $0.4 million per year. The percentages of revenue are: 20.0% for the first two years, 15.0% for the third year, 10.0% for the fourth and fifth years and 5.0% for each year after the fifth year. The agreement is perpetual, but may be terminated at EXE’s option in the event of default by the consulting firm. Royalties recognized in the years ended December 31, 2000, 2001 and 2002 totaled approximately $0.4 million, $0.2 million and $0.2 million, respectively, and are included as a component of services and maintenance revenue.

Software Development

     In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (SFAS 86) software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility of the Company’s products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and, therefore, the Company has expensed all software development costs.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

     Financial statements of foreign operations, where the local currency is the functional currency, are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency transaction gains (losses), which are included in other income (expense) in the consolidated statement of operations, were approximately $(0.8) million, $(0.5) million and $1.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of bank deposits and investment grade corporate and government debt securities and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair market value.

2. Summary of Significant Accounting Policies (continued)

Marketable Securities

     The Company’s investments in debt securities are comprised of investment grade debt securities in accordance with the Company’s investment policy. Management determines the appropriate classification of investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. At December 31, 2001 and 2002, the Company’s debt securities are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included as a component of interest income. Securities available for sale with remaining maturities in excess of one year have been classified as long-term securities.

Accounts Receivable and Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable, including receivables from license contracts. The Company places temporary cash investments with financial institutions and limits its exposure with any one financial institution. At December 31, 2000, 2001 and 2002, no single customer represented greater than 10.0% of the total receivable balance. The Company’s billings are due upon receipt with collections generally occurring within 30 to 60 days, and the Company does not require collateral on accounts. As of December 31, 2001 and 2002 a large portion of the Company’s accounts receivable is composed of Fortune 1000 companies or foreign equivalents, which the Company believes mitigates its credit risk.

     The Company maintains an allowance for losses on receivables which was approximately $3.7 million and $4.2 million as of December 31, 2001 and 2002, respectively, based upon the amount of accounts receivable that is estimated to prove uncollectible. We provide an allowance for losses on accounts receivable based on management’s estimate of the ultimate collectibility of the accounts receivable. Our evaluation is based on a combination of factors, including specific identification and past write off experience. The estimated allowance for specific customer accounts is established when a receivable is more than 60 days past due or we become aware of a customer’s potential inability to pay amounts due to the Company. For all other accounts receivable, we recognize reserves for bad debts based upon our past write off experience. Write-offs of receivables during the three years ended December 31, 2000, 2001 and 2002 were approximately $6.5 million, $8.3 million and $4.2 million, respectively.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. All property and equipment is depreciated using the straight-line method.

     The estimated useful lives of property and equipment are as follows (in years):

Computer equipment	3-5
Furniture and equipment	5-7
Leasehold improvements	9-15
Other	3-7

2. Summary of Significant Accounting Policies (continued)

     Long–Lived Assets

     Prior to January 1, 2002, the Company evaluated the carrying value of its long-lived assets under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (SFAS 121) which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and when the future estimated undiscounted cash flows generated by those assets are not sufficient to recover the assets’ carrying amount.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under the provisions of SFAS 142, an annual assessment of goodwill impairment is performed. This assessment involves the use of estimates related to fair market values of the Company’s reporting units with which the goodwill is associated. The assessment of goodwill impairment in the future will be impacted if future operating cash flows of the Company’s reporting units decline, which would result in decreases in the related estimate of fair market value. The Company performs its annual impairment analysis in December of each year or on an earlier date if changes in facts and circumstances indicate impairment may exist. Fair value is determined using the discounted future net cash flows of the reporting units to which goodwill has been assigned.

     The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) on January 1, 2002. In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The adoption of this accounting standard had no material impact on the Company’s financial statements.

Deferred Revenue

     Deferred revenue primarily represents amounts collected prior to complete performance of maintenance services. Deferred revenue also consists of amounts billed or received in advance of satisfying revenue recognition criteria.

Financial Instruments

     The Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. The fair value of long-term debt approximates book value at December 31, 2001 and 2002.

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans (which are described more fully in Note 10) utilizing the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation

2. Summary of Significant Accounting Policies (continued)

expense is recognized. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123 , “Accounting for Stock-Based Compensation” (SFAS 123). Any compensation expense associated with employee stock options is recognized ratably over the vesting period of the underlying option.

     Although SFAS 123 allows the APB 25 guidelines to be applied to accounting for stock options, SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share information as if the Company had accounted for its employee stock options under the fair value method. The following table sets forth the pro forma information as if the provisions of SFAS 123 had been applied to account for stock-based employee compensation :

	Years Ended December 31,

	2000	2001	2002

Reported net loss	$(3,331,606)	$(63,924,117)	$(23,801,069)
Stock compensation expense recorded under the intrinsic value method prescribed by APB 25	1,586,324	1,400,137	1,051,718
Stock-based employee compensation determined under the fair value method	(1,948,073)	(5,137,093)	(5,958,708)

Pro forma net loss	$(3,693,355)	$(67,661,073)	$(28,708,059)

Reported net loss per common share - basic and diluted	$(0.87)	$(9.86)	$(3.61)

Pro forma net loss per common share - basic and diluted	$(0.96)	$(10.44)	$(4.36)

     The fair value for options was estimated at the date of grant using a Black-Scholes options pricing model and the following weighted-average assumptions for 2000, 2001 and 2002: a risk-free interest rate of 6.41% in 2000, 4.07% in 2001 and 4.47% in 2002, no dividend, an expected life of three to four years, and a volatility of zero for grants prior to the Company’s initial public offering and 1.24 for grants subsequent to the Company’s initial public offering in 2000, 1.18 for grants in 2001 and 0.93 for grants in 2002.

Advertising Costs

     Advertising costs are expensed as incurred and were approximately $4.0 million, $3.7 million and $2.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Net Loss Per Share

     The Company computes net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period.

     Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of preferred stock, warrants and stock options (using the treasury stock method), if dilutive. Diluted loss per common share is the same as basic loss per common share for all periods presented because all potentially

2. Summary of Significant Accounting Policies (continued)

dilutive securities were anti-dilutive. The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share for the periods presented:

	As of December 31,

	2000	2001	2002

Common stock options	895,187	1,402,146	1,358,777
Warrants	7,143	—	145,000

Total anti-dilutive securities excluded	902,330	1,402,146	1,503,777

Comprehensive Loss

     Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

	Years Ended December 31,

	2000	2001	2002

Net loss	$(3,331,606)	$(63,924,117)	$(23,801,069)
Foreign currency translation gains (losses)	432,652	265,816	(721,160)
Unrealized gain (loss) on securities available for sale	38,328	136,862	(119,410)

Total comprehensive loss	$(2,860,626)	$(63,521,439)	$(24,641,639)

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The consensus provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements as

2. Summary of Significant Accounting Policies (continued)

such accounting will generally continue to be accounted for pursuant to the American Institute Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” and related pronouncements.

3. Acquisition of AllPoints Systems, Inc.

     On January 25, 2001, the Company completed the acquisition of AllPoints Systems, Inc. (AllPoints). AllPoints provides warehouse and distribution management computer software systems and installs these systems. The goal of the acquisition was to strengthen EXE’s position as a leading provider of fulfillment, warehousing and distribution software by extending EXE’s presence in high volume, piece pick and parcel environments for the direct-to-consumer and e-commerce markets. The transaction was completed in a stock-for-stock merger in which EXE issued 227,194 shares of EXE common stock and assumed options for an additional 58,515 shares of EXE common stock in exchange for all of the outstanding securities of AllPoints. The transaction was accounted for as a purchase and therefore, the results of operations of AllPoints are included in the results of the Company from the date of acquisition.

     The breakdown of the consideration, including transaction costs, exchanged for the outstanding securities of AllPoints was as follows:

Fair market value of 227,194 shares of common stock	$23,420,492
Fair market value of options to purchase 58,515 shares of common stock	5,503,447
Estimated intrinsic value of unvested stock options at consummation date related to future service	(1,923,560)
Transaction costs	1,618,109

Total combination cost	$28,618,488

     The aggregate purchase price was allocated to the net assets acquired as follows:

Goodwill	$26,682,991
Developed technology	3,000,000
Assembled workforce	1,300,000
Liabilities assumed	(3,206,136)
Tangible assets acquired	841,633

$28,618,488

     The estimated life of the intangibles acquired was six years. Upon completion of the transaction, EXE paid off and terminated AllPoints’ $0.8 million line of credit.

3. Acquisition of AllPoints Systems, Inc. (continued)

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended December 31, 2000 and 2001 assuming AllPoints had been acquired at the beginning of the periods presented:

	Pro Forma (Unaudited)
	Year Ended December 31,

	2000	2001

Revenue	$122,581,448	$98,314,020

Net loss	$(11,381,576)	$(64,704,574)

Net loss per common share - basic and diluted	$(2.97)	$(9.98)

     The pro forma results are not indicative of what would have occurred if the acquisition had been in effect for the periods presented or for any future periods.

     Shortly after the acquisition was completed, the e-commerce market declined significantly. During 2001, EXE was unable to sell new licenses for the AllPoints products, and expenses associated with the AllPoints subsidiary, excluding amortization, exceeded revenues by approximately $2.4 million. Additionally, approximately $4.9 million of cash was used to acquire the obligations and operate the AllPoints subsidiary during the twelve months ended December 31, 2001. As a result, in November of 2001, EXE determined there would be no further sales or marketing efforts regarding this product line, most of the remaining AllPoints employees were terminated, and the remaining $26.7 million of intangibles associated with this acquisition were judged impaired and written off.

4. Marketable Securities

     There were approximately $0.1 million in realized losses on the sale of marketable securities during the year ended December 31, 2002. During the years ended December 31, 2000 and 2001, the net gains and losses on the sale of marketable securities were not material. The net unrealized holding gain on marketable securities included as a separate component of stockholders’ equity totaled approximately $0.2 million and $0.1 million as of December 31, 2001 and 2002, respectively.

     The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	As of December 31, 2001		As of December 31, 2002

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value

Securities available for sale maturing:
Within one year	$12,692,070	$12,842,683	$16,572,684	$16,628,465
One to two years	$2,179,314	$2,203,891	$—	$—

5. Derivative Financial Instruments

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133). The adoption of SFAS 133 had no material impact on the Company’s financial position or operating results for the year ended December 31, 2002.

     In January 2001, the Company began a foreign currency-hedging program to hedge certain nonfunctional currency exposure. Forward currency exchange contracts are utilized by the Company to reduce foreign currency exchange risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. The Company does not hold derivative financial instruments for trading or speculative purposes.

     As of December 31, 2002, the Company had outstanding forward currency exchange contracts of $3.0 million to sell Japanese Yen and $2.0 million to sell Euro Dollars which hedge certain foreign currency exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At December 31, 2002, the current market settlement values of the forward contracts would result in a loss of approximately $0.2 million.

6. Property and Equipment

     Property and equipment, stated at cost, consist of the following:

	As of December 31,

	2001	2002

Computer Equipment	$13,587,061	$13,755,905
Furniture and equipment	5,268,485	4,064,120
Leasehold improvements	3,044,935	2,160,710
Other	517,225	75,059

	22,417,706	20,055,794
Less accumulated depreciation	(13,993,122)	(15,622,912)

	$8,424,584	$4,432,882

     Depreciation expense for the years ended December 31, 2000, 2001 and 2002, was approximately $4.2 million, $3.9 million and $3.1 million, respectively.

7. Intangible Assets and Goodwill

     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company made an evaluation of its existing goodwill and intangible assets during December 2002 utilizing various assumptions and factors to estimate future cash flows to determine the fair value of the business. No impairment was recognized during 2002, however, if estimates for cash flows or other factors and assumptions change, impairment charges might be recorded in the future.

7. Intangible Assets and Goodwill (continued)

     The Company’s remaining goodwill arose from the initial formation of EXE in September 1997 and from the AllPoints acquisition. Prior to the adoption of SFAS 142, goodwill was being amortized over a six year period.

     The following table presents the results of the Company on a comparative basis assuming the nonamortization provisions of SFAS 142 were effective January 1, 2000:

	Years Ended December 31,

	2000	2001	2002

Reported net loss	$(3,331,606)	$(63,924,117)	$(23,801,069)
Goodwill amortization	3,095,210	6,801,182	—

Adjusted net loss	$(236,396)	$(57,122,935)	$(23,801,069)

Reported net loss per common share - basic and dilutive	$(0.87)	$(9.86)	$(3.61)
Goodwill amortization per common share - basic and dilutive	0.81	1.05	—

Adjusted net loss per common share - basic and dilutive	$(0.06)	$(8.81)	$(3.61)

     Intangible assets were comprised of the following:

	As of December 31,

	2001	2002

Developed and acquired technology	$4,700,000	$2,000,000
Customer base	1,800,000	—
Less accumulated amortization	(4,739,334)	(500,109)

Net intangible assets	$1,760,666	$1,499,891

     Intangible assets associated with the initial formation of EXE were amortized over six years based upon associated estimated revenue streams and were fully amortized as of December 31, 2002. In November 2001, EXE acquired intellectual property assets for a forecasting and replenishment application for $1.0 million. The intangible associated with this acquisition will be amortized over three years. In July 2002, the Company acquired developed software technology assets for an order analysis and planning system for $1.0 million. The acquisition price is paid quarterly in four consecutive equal installments beginning in the third quarter of 2002, and the intangible assets associated with this acquisition are being amortized over a three year period.

     Amortization expense related to intangible assets totaled approximately $1.5 million, $1.6 million and $1.3 million during the years ended December 31, 2000, 2001 and 2002, respectively. Intangible assets with definite useful lives are amortized on a straight-line basis. The estimated aggregate future

7. Intangible Assets and Goodwill (continued)

amortization expense for intangible assets subject to amortization as of December 31, 2002 is as follows:

2003	$666,665
2004	638,890
2005	194,336

Total	$1,499,891

8. Debt

     The Company’s debt consists of the following:

	Year Ended December 31,

	2001	2002

Capital lease obligations	$1,431,140	$938,056
Less current portion of long-term debt and capital lease obligations	(435,167)	(521,458)

Long-term debt, net of current portion	$995,973	$416,598

     The Company has entered into various capital lease arrangements to primarily obtain computer and network equipment for its operations. These agreements are typically for a three-year term, with implied interest rates ranging from 5% to 8% and have no residual values. The minimum lease payments are as follows:

2003	$553,546
2004	379,726
2005	4,784

Total minimum payments	$938,056

     On May 10, 1999, the Company finalized a Loan and Security Agreement (the Loan Agreement) with a bank. In connection with finalizing the Loan Agreement, all previous borrowings were paid off and all other financing agreements were terminated. The Loan Agreement provided for a revolving credit line and a $5 million term loan. Borrowings under the revolving credit line and term loan could not exceed $25 million in the aggregate. Advances under the revolving credit line were subject to a specified advance rate as defined in the Loan Agreement and were secured by all of the Company’s assets. The interest rate on borrowings under the Loan Agreement was adjusted monthly and was computed as the highest LIBOR rate in effect during each month plus 4.87% per annum, subject to certain limitations and adjustments. Interest on borrowings under the Loan Agreement were payable on the last day of each month. In conjunction with the initial public offering, the Company used $16.6 million of the offering proceeds to payoff and terminate the Loan Agreement.

     In October 2002, the Company entered into a revolving line of credit agreement with a financial institution under which the Company can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including a minimum $10.0 million cash and marketable securities balance, restrictions on dividends and the facility is secured with all of the Company’s tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and the Company will pay a fee on the unused portion of the line of credit of 0.375% per annum.

8. Debt (continued)

     There were no borrowings under this agreement during 2002.

9. Income Taxes

          The income tax provision for 2001 and 2002 of $0.1 million and $0.5 million, respectively was for foreign income taxes.

          The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,

	2000	2001	2002

Benefit computed at federal statutory rate	$(1,132,746)	$(21,716,745)	$(7,923,750)
Non-deductible expenses and goodwill amortization	1,055,439	1,109,505	54,224
State income taxes, net of federal benefit	(39,691)	(241,013)	(118,481)
Foreign taxes	—	51,337	495,921
Increase (decrease) in valuation allowance	(276,516)	11,323,644	8,256,539
Write-down of intangible assets	—	10,576,389	—
Other, net	393,514	(1,051,780)	(268,532)

Income tax provision	$—	$51,337	$495,921

          The significant components of the Company’s deferred tax liabilities and assets are as follows:

	As of December 31,

	2001	2002

Deferred tax liabilities:
Unrealized foreign exchange loss	$—	$(107,534)
Identifiable intangible assets	(249,536)	(554,549)

Total deferred tax liabilities	(249,536)	(662,083)
Deferred tax assets:
Bad debt reserves	995,344	795,057
Fixed assets	234,217	215,010
Net operating losses	18,006,164	24,689,725
Stock compensation	297,242	1,407,436
Accrued contract obligations	3,846,208	4,933,633
Accrued expenses	104,144	135,294
Foreign tax credits	636,472	636,472
Research and development credits	555,341	720,066
Other, net	(1,350)	(123,246)

Total deferred tax assets	24,673,782	33,409,447
Valuation allowance	(24,424,246)	(32,747,364)

Total deferred tax assets, net	249,536	662,083

Deferred income tax liabilities, net of deferred income tax assets	$—	$—

9. Income Taxes (continued)

     At December 31, 2002, the Company had a federal net operating loss carryforward and research and development credits of approximately $58.7 million and $0.6 million, respectively, both of which will begin to expire in the year 2013. The Company also had net operating loss carryforwards of approximately $13.9 million in foreign jurisdictions. The Company has established a valuation allowance to reserve its net deferred tax assets at December 31, 2001 and 2002 due to the uncertainty of the timing and amount of future taxable income. Management is not certain our deferred tax assets will be realized.

10. Stock Options

     In October 1997, the Company adopted the 1997 Incentive and Nonqualified Stock Option Plan (the 1997 Plan), which replaced all previous plans of Neptune and Dallas Systems. Under the 1997 Plan, an aggregate of 2,142,857 shares of common stock are authorized for issuance. The 1997 Plan provides for the grant of incentive stock options (ISOs) to employees of the Company and nonqualified stock options (NQSOs) to employees or consultants. Exercise prices for ISOs may not be less than fair market value as determined by the Board of Directors in the absence of a public market and exercise prices for NQSOs may be greater or less than fair market on the date of grant. The options generally vest and become exercisable ratably over a four-year period and expire after ten years unless determined otherwise by the Board of Directors.

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

     In October 1997, the Company adopted the Non-Employee Directors Plan (the Directors Plan). Under the Directors Plan, an aggregate of 85,714 shares of common stock are authorized for issuance. The Directors Plan provides for the grant of a specified number of NQSOs to non-employee directors of the Company as defined in the Directors Plan at exercise prices equal to the fair market value of the Company’s stock on the date of grant. The options vest over four years. At December 31, 2001 and 2002, 28,571 and 42,854, respectively, options were outstanding under the Directors Plan. Options outstanding under the Directors Plan had weighted average exercise prices of $75.25 and $40.82 per share at December 31, 2001 and 2002, respectively. As of December 31, 2001 and 2002, 10,714 and 16,072 of these options were exercisable at a weighted average price of $63.00 and $66.11 per share, respectively.

     In January 2001, in connection with the AllPoints acquisition (see Note 3), the Company assumed the former AllPoints Systems 1996 Stock Option Plan (the AllPoints Plan). Under the AllPoints Plan, grants were in the form of incentive stock options or nonqualified options. The Board of Directors determines vesting periods on the date of grant. In conjunction with the acquisition, a portion of these

10. Stock Options (continued)

options became fully vested and the remaining options vest ratably over the original four to five year vesting periods. The Company does not intend to grant any additional options under the AllPoints Plan.

     Stock option transactions under the 1997 Plan for the years ended December 31, 2000, 2001 and 2002, including the assumption of the AllPoints Plan in 2001, are summarized as follows:

		Options Outstanding

			Weighted
	Shares		Average
	Available	Number of	Exercise
	For Grant	Shares	Price

Balance at December 31, 1999	557,237	617,425	$31.92
Authorized	500,000	—	—
Grants	(394,932)	394,932	59.92
Exercised	—	(26,555)	16.17
Forfeitures	112,044	(112,044)	33.32

Balance at December 31, 2000	774,349	873,758	44.52
AllPoints Options Assumed	—	58,515	18.62
Grants	(890,500)	890,500	46.06
Exercised	—	(98,401)	17.01
Forfeitures	350,797	(350,797)	63.63

Balance at December 31, 2001	234,646	1,373,575	41.51
Authorized	428,571	—	—
Grants	(409,573)	409,573	8.12
Exercised	—	(52,256)	7.36
Forfeitures	414,969	(414,969)	42.12

Balance at December 31, 2002	668,613	1,315,923	$32.15

     The weighted average grant-date fair value of options granted under the 1997 Plan during the year ended December 31, 1999 and prior to the completion of the Company’s initial public offering in 2000 using a minimum value option pricing model was $4.97 and $31.15 per option, respectively. For options granted after the completion of the Company’s initial public offering through December 31, 2000, the weighted average grant-date fair value was $58.66. For options granted during 2001 and 2002, respectively, the weighted average grant-date fair value was $38.29 and $5.53.

     At December 31, 2000, 2001 and 2002, respectively, 312,523, 414,385 and 648,482 options were exercisable. The weighted average exercise price of options exercisable was $27.58, $35.91 and $41.37 at December 31, 2000, 2001 and 2002, respectively. Other information regarding options outstanding and options exercisable as of December 31, 2002 is as follows:

		Options Outstanding			Options Exercisable

				Weighted-
			Weighted-	Average		Weighted
Range of		Number	Average	Remaining	Number	Average
Excercise		of	Exercise	Contractual	of	Exercise
Prices		Shares	Price	Life In Years	Shares	Price

$0.00 -	$5.00	220,427	$4.24	9.85	0	$0.00
$5.01 -	$10.00	86,645	7.68	8.51	18,861	5.55
$10.01 -	$15.00	194,388	13.68	7.49	98,477	14.18
$15.01 -	$20.00	203,083	16.84	8.66	92,659	16.80
$20.01 -	$30.00	170,576	23.08	7.37	137,547	22.50
$30.01 -	$40.00	114,886	36.47	7.89	91,797	36.95
$40.01 -	$60.00	106,705	53.86	7.73	59,034	54.12
$60.01 -	$100.00	178,265	88.99	6.93	128,376	89.52
$100.01 -	$126.00	40,948	119.44	7.81	21,731	119.44

		1,315,923	$32.15	8.11	648,482	$41.37

11. Deferred Compensation

     The Company recorded deferred compensation of approximately $4.6 million in 2000 for differences between the exercise price and the deemed fair value of the Company’s common stock on the grant date for certain options granted during 2000. The Company granted options to purchase 209,032 shares of common stock, with exercise prices ranging from $21.00 to $56.00. Such exercise price was less than the deemed fair value of the Company’s common stock on the date of grant. The deemed fair value of the Company’s common stock on the individual grant dates ranged from $54.25 to $59.50.

     The Company assumed an additional 58,515 options for shares of the Company’s common stock in the AllPoints acquisition (see Note 3) and recorded additional deferred compensation of approximately $1.9 million for the estimated intrinsic value of unvested stock options related to future services. Additionally, the Company recorded additional deferred compensation of approximately $0.7 million in 2001 for the difference between the exercise price and the deemed fair value of the Company’s common stock on the grant date. This deferred compensation resulted from the grants of options to purchase 142,857 shares of common stock to an executive officer with an exercise price of $38.50.

     The Company recorded additional deferred compensation of approximately $0.3 million in 2002 for the fair value of 71,428 shares of restricted common stock granted to an executive officer of the Company.

     The deferred compensation is being amortized ratably over the vesting period of the individual options and restricted stock, generally three to four years. Compensation expense recognized in 2000, 2001 and 2002 totaled approximately $1.6 million, $1.4 million and $1.1 million respectively.

12. Related Party Transactions

     The Company had full recourse notes receivable from various officers of the Company totaling approximately $1.2 million and $1.0 million (including accrued interest) at December 31, 2001 and 2002, respectively. These notes receivable are secured by stock and options of the Company and are subject to forgiveness in the event of termination of employment due to death or disability, or if termination happens without cause or, in certain cases, for good reason following a change in control. The notes bear interest of 8.5% per annum. Additionally, the Company had outstanding advances to an officer of $31,642 at the end of 2001 and 2002.

     In accordance with an amended employment agreement with the Company’s former Chief Financial Officer dated February 19, 2002, the Company forgave an outstanding loan of approximately $0.3 million on July 1, 2002. Accordingly, the outstanding balance was charged against operating results in 2002. In March 2003, the Company’s former Chief Executive Officer repaid his notes payable, including accrued interest, to the Company totaling approximately $0.8 million.

     The Company leased office space from a stockholder under a lease that was to expire in August 2002, with monthly rental payments of $0.1 million. In 1999, the Company finalized an agreement with the stockholder to vacate this office space in connection with the move to new office space for the North American operations. The total paid to the stockholder during the year ended December 31, 2000 for lease abandonment was approximately $0.4 million.

13. Commitments

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

     The minimum rental commitments under operating leases are as follows:

2003	$4,922,759
2004	3,939,989
2005	3,419,926
2006	3,213,867
2007	3,134,166
Thereafter	24,101,536

$42,732,243

     However, as of December 31, 2002 the Company has established lease abandonment reserves of approximately $10.6 million, which are primarily for the Company’s North American office space.

     Total rent expense was approximately $4.0 million, $4.4 million and $4.6 million (net of sublease income of approximately $1.4 million, $1.2 million and $0.0 million) for the years ended December 31, 2000, 2001 and 2002, respectively. In October 2002, we signed a contract with a company in India to provide offshore development services. The agreement is for three years and the minimum obligation over the remaining term of this agreement is approximately $2.3 million.

14. Employee Benefit Plans

     The Company sponsors a defined contribution plan for eligible employees. The plan covers all employees located in the United States who have completed one month of service and have attained the age of 21. The Company’s contribution to the plan matches the first 5% of the employee’s contributions of eligible earnings. Additionally, discretionary contributions may also be made. The Company recognized expenses of approximately $0.7 million, $0.8 million and $0.6 million for the defined contribution plan during the years ended December 31, 2000, 2001 and 2002, respectively.

     The Company also sponsors a defined contribution plan for its employees in the United Kingdom. The plan covers all employees located in the United Kingdom who have completed six months of service. The Company’s contribution to the plan matches the first 5% of the employee’s contributions of eligible earnings. The Company recognized expenses of approximately $0.3 million, $0.2 million and $0.2 million for the defined contribution plan during the years ended December 31, 2000, 2001 and 2002, respectively.

     The Company also sponsors a defined contribution plan for its employees in Japan. The plan covers all full time employees in Japan who have completed two years of service. The Company’s contribution to the plan is based on the employee’s job level and years of service. The Company recognized expenses of approximately $0.1 million for the defined contribution plan during the years ended December 31, 2000, 2001 and 2002.

15. Stockholders’ Equity

Common Stock and Preferred Stock

     The Company is authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock.

     The Company completed its initial public offering of 1,142,857 shares of its common stock pursuant to a Registration Statement on Form S-1 on August 9, 2000. Additionally, the underwriters exercised a portion of their over-allotment option to purchase an additional 120,000 shares of the Company’s common stock, at $56.00 per share, on August 16, 2000. Total proceeds from this offering, including the exercise of the over-allotment option, were approximately $63.9 million, net of underwriting fee and offering expenses of approximately $6.8 million. In conjunction with the IPO, all Class B and Series A-D preferred stock were converted to common stock on a one to one basis.

Warrants

     In March 1999, the Company entered into a two year sales and marketing agreement with an independent third party. The Company and the third party each have a non-exclusive right to market and resell the other party’s products. As part of the agreement, the Company issued warrants to purchase the Company’s common stock with an exercise price of $28.00 per share, of which, 47,143 of the warrants were immediately vested, exercisable and nonforfeitable. The remaining 47,143 of the warrants were to vest at a rate of 15,714 warrants for each $2,000,000 of net license revenue the Company recognizes on sales of the Company’s products sold by the third party. The fair value of $0.6 million for the 47,143 warrants, which vested immediately, was amortized to operating expense over the term of the agreement. Through June 2000, the 47,143 warrants which vested over time were marked to fair value at the end of each accounting period, and the re-measured value was amortized to operating expense on a straight-line basis over the term of the agreement. Prior to June 30, 2000, warrants to purchase 15,714 shares of the Company’s common stock had vested as a result of the Company recognizing $2.0 million of net license revenue from sales of the Company’s products sold by the third party. In June 2000, the Company and the third party amended the sales and marketing agreement such that the unvested warrants to purchase 31,429 shares of the Company’s common stock were canceled. The Company recorded expense of approximately $1.2 million for the warrants during 2000. The fair value of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions for 1999 and 2000 respectively: risk-free interest rate of 4.60% and 5.16%; dividend yield of zero; volatility of 85%; and a warrant life of five years. The warrants were exercised in December 2000.

     In October 1999, the Company entered into a consulting agreement with an independent third party. The Company issued 53,571 warrants to purchase the Company’s common stock to the third party for consulting services rendered. The warrants were immediately vested, exercisable and non-forfeitable with an exercise price of $28.00 per share. The fair value of the warrants of approximately $2.0 million was recorded as expense in 1999. The fair value of the warrants was calculated using a Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.11%; dividend yield of zero; volatility of 85%; and a warrant life of three years. The warrants were exercised in August 2000.

     In September 2002, the Company expanded its strategic relationship with IBM. One of the key elements of the expanded relationship was the grant of 142,857 warrants to IBM to purchase the Company’s common stock at an exercise price of $0.07 per share. The warrants are exercisable over a five-year period and will vest over a three-year period based on IBM’s generation of pre-established amounts of incremental software license revenue for the Company. At December 31, 2002, none of the warrants were vested or exercisable.

15. Stockholders’ Equity (continued)

Note Receivable from Stockholder

     In connection with the acquisition of AllPoints in January 2001 (see Note 3), the Company received a full recourse note receivable of approximately $0.2 million from a former stockholder of AllPoints that bears interest at 5.87% per annum. Under the terms of the note, the note was secured by the Company’s stock and unpaid principal and interest was due on December 28, 2005, or an earlier date upon the occurrence of certain events, including termination of employment. In January 2002, the stockholder surrendered 13,635 shares of common stock, which had a fair value approximately equal to the carrying values of the note on the settlement date, and the note was cancelled.

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

17. Employee Severance and Lease Abandonment

     During the years ended December 31, 2001 and 2002, the Company implemented various cost reduction actions to lower the Company’s cost structure, including the reduction of 233 employees in 2001 and 110 employees in 2002 , the write off of equipment and the abandonment of certain leased facilities. As a result, employee severance and related costs totaling approximately $3.5 million and $3.6 million were charged against operating results in 2001 and 2002, respectively. The 2002 severance charge includes approximately $1.4 million paid to the Company’s former Chief Executive Officer in early 2003, in accordance with his employment agreement. Additionally, facility closure costs of approximately $0.6 million and $2.1 million were charged against operating results in 2001 and 2002, respectively, for the write down or disposal of certain property and equipment and purchase commitments.

     The Company also abandoned certain leased facilities in North America and Europe in 2001 and its Philadelphia facility in 2002. As a result, the Company provided approximately $10.2 million and $4.0 million during the years ended December 31, 2001 and 2002, respectively for the estimated loss for abandonment of the leased facilities, net of estimated sublease rentals. The 2002 provision includes approximately $3.5 million for additional estimated losses associated with facilities previously abandoned.

     The Company has made cash payments of approximately $8.9 million and has written-off approximately $1.6 million in non-cash charges against the reserves established for these various cost reduction actions. The remaining liability at December 31, 2002 is approximately $13.5 million, of which $8.2 million is long-term and is expected to be paid through 2009. The reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

18. Segment Information

     The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. Total assets are presented net of intercompany receivables and payables. The Company’s geographic information as of and for the years ended December 31, 2000, 2001 and 2002 is as follows:

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

December 31, 2000
Revenue	$71,856,946	$20,216,510	$26,753,103	$—	$118,826,559
Amortization of goodwill and intangible assets	(4,598,067)	(13,008)	(4,432)	—	(4,615,507)
Warrant and stock compensation expense	(2,361,430)	(77,183)	(323,825)	—	(2,762,438)
Operating income (loss)	(3,795,750)	(642,641)	1,547,710	—	(2,890,681)
Property and equipment, net	5,949,734	1,426,761	857,396	—	8,233,891
Total assets	$96,170,484	$8,931,411	$14,570,151	$(3,092,403)	$116,579,643
December 31, 2001
Revenue	$52,123,238	$17,526,118	$27,874,446	—	$97,523,802
Amortization and impairment of goodwill and intangible assets	(35,044,352)	(54,399)	(15,843)	—	(35,114,594)
Warrant and stock compensation expense	(809,998)	(303,369)	(461,120)	—	(1,574,487)
Provision for estimated loss on lease abandonment	9,789,784	382,311	11,897	—	10,183,992
Employee severance and other facility closure costs	2,180,569	1,169,341	759,720	—	4,109,630
Operating income (loss)	(59,091,229)	(3,959,384)	(2,551,946)	—	(65,602,559)
Property and equipment, net	6,135,837	1,377,799	910,948	—	8,424,584
Total assets	$72,711,166	$10,433,408	$12,033,928	$(4,108,034)	$91,070,468
December 31, 2002
Revenue	$35,234,884	$20,276,128	$18,145,089	$—	$73,656,101
Amortization of goodwill and intangible assets	(1,260,061)	(714)	—	—	(1,260,775)
Warrant and stock compensation expense	(509,998)	(234,258)	(307,462)	—	(1,051,718)
Provision for estimated loss on lease abandonment	(3,900,000)	(98,862)	—	—	(3,998,862)
Employee severance and other facility closure costs	(5,275,956)	(289,374)	(172,439)	—	(5,737,769)
Operating income (loss)	(23,072,132)	(556,236)	(1,854,529)	—	(25,482,897)
Property and equipment, net	2,889,220	906,710	636,952	—	4,432,882
Total assets	$56,611,288	$9,704,938	$8,161,258	$(4,108,034)	$70,369,450

19. Selected Consolidated Quarterly Results of Operations (Unaudited)

          The following tables set forth certain unaudited quarterly data for each of the eight quarters in the years ended December 31, 2001 and 2002. The data has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended

	March 31,			June 30,			September 30,	December 31,
	2001			2001			2001	2001

Total revenue	$30,214,434			$25,372,483			$22,899,033	$19,037,852
Total costs and expenses	32,321,950	(a	)	42,833,089	(b	)	29,115,641	58,855,681	(c	)
Operating income (loss)	(2,107,516)			(17,460,606)			(6,216,608)	(39,817,829)
Net income (loss)	(1,787,429)			(16,944,455)			(5,600,454)	(39,591,779)
Net income (loss) per common share - basic & diluted	$(0.28)			$(2.61)			$(0.86)	$(6.07)

	Three Months Ended

	March 31,	June 30,			September 30,	December 31,
	2002	2002			2002	2002

Total revenue	$19,635,972	$18,431,110			$16,733,856	$18,855,163
Total costs and expenses	23,225,287	28,137,342	(d	)	20,303,895	27,472,474	(e	)
Operating income (loss)	(3,589,315)	(9,706,232)			(3,570,039)	(8,617,311)
Net income (loss)	(3,346,752)	(8,800,577)			(3,532,387)	(8,121,353)
Net income (loss) per common share - basic & diluted	$(0.51)	$(1.34)			$(0.54)	$(1.23)

(a)	Includes approximately $0.4 million for provision for employee severance and other facility closure costs. See Note 17.

(b)	Includes approximately $2.1 million for provision for employee severance and other facility closure costs and $7.4 million for provision for estimated loss on lease abandonment. See Note 17.

(c)	Includes approximately $1.6 million for provision for employee severance and other facility closure costs, $2.7 million for provision for estimated loss on lease abandonment and $26.7 for impairment of intangibles. See Notes 3 and 17.

(d)	Includes approximately $2.5 million for provision for employee severance and other facility closure costs and $4.0 million for provision for estimated loss on lease abandonment. See Note 17.

(e)	Includes approximately $3.3 million for provision for employee severance and other facility closure costs. See Note 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors of the Company is incorporated herein by reference from the section entitled “Election of Directors—Directors of the Company” included in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end (the “2003 Proxy Statement”). The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned “Executive Officers of the Registrant”. The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” included in the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference from the sections entitled “Election of Directors—Compensation Committee Interlocks and Insider Participation”, “Election of Directors—Compensation of Directors”, “Executive Compensation”, and “Executive Compensation—Employment Agreements” included in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required with respect to security ownership of certain beneficial owners and management by this Item is incorporated herein by reference from the section entitled “Beneficial Ownership of Voting Stock” included in the 2003 Proxy Statement.

     The information required with respect to the securities authorized for issuance under equity compensation plans is set forth in the table below.

Equity Compensation Plan Information
	Number of	Weighted
	securities to be	average exercise
	issued upon	price of	Number of
	exercise of	outstanding	securities
	outstanding	options,	remaining
	options, warrants	warrants and	available for
Plan Category	and rights.	rights	future issuance
Equity compensation plans approved by security holders	1,352,298	$32.58	710,046
Equity compensation plans not approved by security holders	—	—	—

Total	1,352,298	$32.58	710,046

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference from the section entitled “Executive Compensation — Employment Agreements” and “Certain Transactions” in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          The Company did not file a Current Report of Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

EXE TECHNOLOGIES, INC.

By:	/s/ KENNETH R.VINES

Kenneth R. Vines Senior Vice President, Chief Financial Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ JOSEPH L. COWAN Joseph L. Cowan	President, Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2003

/s/ KENNETH R. VINES Kenneth R. Vines	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ RAYMOND R. HOOD Raymond R. Hood	Chairman of the Board of Directors	March 31, 2003

/s/ HENRY FEINBURG Henry Feinburg	Director	March 31, 2003

/s/ WILL LANSING Will Lansing	Director	March 31, 2003

/s/ MARC MCMORRIS Marc McMorris	Director	March 31, 2003

/s/ JEFFREY R. RODEK Jeffrey R. Rodek	Director	March 31, 2003

CERTIFICATION

I, Joseph L. Cowan, certify that:

1. I have reviewed this annual report on Form 10-K of EXE Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Joseph L. Cowan

Joseph L. Cowan President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION

I, Kenneth R. Vines, certify that:

1. I have reviewed this annual report on Form 10-K of EXE Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Kenneth R. Vines

Kenneth R. Vines Senior Vice President, Chief Financial Officer, Secretary and Treasurer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of January 18, 2001, by and among the Company, Almond Acquisition Corp. and AllPoints Systems, Inc.

3.1(2)	Second Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Second Amended and Restated By-laws of the Company.

10.1(5)†	Amended and Restated Employment Agreement, dated as of October 18, 2000, by and between the Company and Mark R. Weaser.

10.2(6)†	Promissory Note dated June 25, 2001 between Mark R. Weaser and the Company.

10.3(6)†	Pledge Agreement dated June 25, 2001 between Mark R. Weaser and the Company.

10.4(6)†	First Amendment to Amended and Restated Employment Agreement dated June 25, 2001 between Mark R. Weaser and the Company.

10.5(4)†	Employment Agreement, dated July 1, 2000, by and between the Company and Raymond R. Hood.

10.6(5)†	Promissory Note, issued by Raymond R. Hood in favor of the Company, dated November 16, 2000.

10.7(5)†	Pledge Agreement, dated November 16, 2000, by and between the Company and Raymond R. Hood.

10.8(9)	Office Lease, dated November 1, 2001, by and between BLI-8787, Ltd. and EXE Technologies, Inc. and Letter Agreement, dated November 19, 2001, by and between BLI-8787, Ltd. and EXE Technologies, Inc.

10.9(4)	Second Amended and Restated Registration Rights Agreement, dated as of September 29, 1999, by and among the Company, General Atlantic Partners 57, L.P., General Atlantic Partners 41, L.P., GAP Coinvestment Partners, L.P., GAP Coinvestment Partners II, L.P., MSD 1998 GRAT #6, Triple Marlin Investments, LLC, Rothko Investments, LLC, MSD Portfolio L.P.-Investments, TCV III (Q), L.P., TCV III Strategic Partners, L.P., TCV III, L.P., TCV III (GP) and the stockholders named therein.

10.10(5)	Form of Indemnification Agreement, by and between the Company and certain directors of the Company.

10.11(5)	Form of Indemnification Agreement, by and between the Company and certain executive officers of the Company.

10.12(7)†	Employment Agreement dated as of May 13, 2002 between the Company and Kenneth R. Vines.

10.13(7)	EXE Technologies, Inc. Amended and Restated Stock Option Plan for Non-Employee Directors, as amended.

10.14(3)	Amended and Restated EXE Technologies, Inc. 1997 Incentive and Non-Qualified Stock Option Plan, as amended.

10.15(10)†	Employment Agreement dated as of November 1, 2002 between the Company and Joseph L. Cowan.

10.16(10)†	Separation Agreement between the Company and Kenneth Powell dated as of October 17, 2002.

10.17(10)	Loan and Security Agreement between Company and Silicon Valley Bank dated as of October 18, 2002.

Exhibit No.	Description

10.18(10)	Negative Pledge Agreement between Company and Silicon Valley Bank dated as of October 18, 2002.

21.1(5)	Schedule of Subsidiaries of the Company.

23.1(10)	Consent of Ernst & Young LLP, independent auditors of the Company.

99.1(10)	Certification pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on February 9, 2001.

(2)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001.

(4)	Incorporated herein by reference to the Company’s registration statement on Form S-1 (File No. 333-35106).

(5)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 10-Q, for the quarter ended March 31, 2002.

(7)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

(9)	Incorporated herein by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(10)	Filed herewith.

†	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.