Form 10-K/A
period 2002-12-31
EXE TECHNOLOGIES INC
filed 2003-04-30
CIK 1047262

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ National Market, was approximately $25.6 million.

As of March 14, 2003, the Registrant had 6,665,681 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 of EXE Technologies, Inc. has been filed by the Registrant to replace Part III of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Commission on March 31, 2003, in its entirety. In connection with these amendments, the Registrant is also amending the Index to Exhibits to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002, as Exhibit 99.2.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

     The Company’s entire Board of Directors is composed of 10 directorships, divided into three classes, with members of each class holding office for staggered three-year terms. Currently there are three Class I directors, whose terms expire at the 2004 annual meeting of stockholders, two Class II directors, whose terms expire at the 2005 Annual Meeting of Stockholders and two Class III directors, whose terms expire at this Annual Meeting of Stockholders (in all cases subject to the election and qualification of their successors or to their earlier death, resignation or removal). At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

     Set forth below, for each director of the Company (including the nominees for Class III director), is each director’s respective name, age, positions with the Company, principal occupation, business experience during the past five years, the names of other publicly held corporations of which such person is a director and the year during which each such person first became a director of the Company:

     Class I directors

     Joseph L. Cowan, age 54, has served as a director of the Company and as the Company’s President and Chief Executive Officer since November 2002. From June 2001 to November 2002, Mr. Cowan served as President of and as Chief Operating Officer within Invensys’ Manufacturing and Process Systems, a division of Invensys plc, an international production technology and energy management company. From September 2000 to June 2001 he served as President and Chief Executive Officer for Wonderware, a supplier of industrial automation software and a wholly owned subsidiary of Invensys plc. He had been with Wonderware as Senior Vice President, Sales and Marketing from 1995 to 2000 prior to the acquisition by Invensys plc in 1998.

     Glen A. Dell, age 67, has served as a director of the Company since March 2003. Since January 1998 he has served as a partner of MapleWood Equity Partners, LP, an investment fund, which focuses on middle market companies in the United States. Mr. Dell currently serves on the board of directors for Insurance Service Office, Comtel Electronics, Inc., Parts Depot, Inc., and AMC Computer Corporation.

     Jeffrey R. Rodek, age 49, has served as a director of the Company since October 1998. Since October 1999, Mr. Rodek has served as chairman of the board and chief executive officer of Hyperion Solutions Corporation, a leading business analysis software company. Prior to joining Hyperion, Mr. Rodek served as president and worldwide chief operating officer of Ingram Micro, Inc., a global wholesale provider of technology products and supply chain management services, from January 1995 to October 1999.

     Class II directors

     Henry Feinberg, age 51, has served as a director of the Company since November 2002. Since April 2000, Mr. Feinberg has been a Venture Partner of Technology Crossover Ventures, a venture capital firm that provides growth capital to technology companies. From 1997 to 2000, Mr. Feinberg was chairman and chief executive officer of Rand McNally & Company, a company specializing in mapping, routing, and trip planning tools. Mr. Feinberg currently serves on the board of directors of several private companies.

     William J. Lansing, age 45, has served as a director of the Company since March 2002. Since September 2001, Mr. Lansing has been a managing member of General Atlantic Partners, LLC, a private equity investment firm focused exclusively on information technology, media and communications investments on a global basis. Prior to joining General Atlantic, Mr. Lansing served as chief executive officer of NBC Internet, an internet business of the National Broadcasting Company, from March 2000 to August 2001. From March 1998 to March 2000, Mr. Lansing was the president and chief executive officer of Fingerhut, a direct marketing company. From October 1996 to March 1998, Mr. Lansing was a vice president, business development for General Electric Company. Mr. Lansing also serves on the board of directors of Digital River and Net Perceptions and several private companies.

     Class III directors

     Raymond R. Hood, age 43, has served as Chairman of the Board of Directors since March 2002. Mr. Hood ceased to serve as Chief Executive Officer of the Company on November 14, 2002, and ceased to be an employee of the Company on February 12, 2003. From September 1997 through November 2002, Mr. Hood served as the Company’s Chief Executive Officer and as a director of the Company. Mr. Hood also served as the Company’s President from September 1997 to April 2001.

     Marc F. McMorris, age 34, has served as a director of the Company since November 2002. Since August 1999, Mr. McMorris has been a principal of General Atlantic Partners, LLC, a private equity investment firm focused exclusively on information technology, media and communications investments on a global basis. Prior to joining General Atlantic, Mr. McMorris served as Vice President of the High Technology Group of Goldman Sachs from 1998 to 1999.

     There are no family relationships among any of the executive officers or directors of the Company.

     The information required by this Item concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the section captioned “Executive Officers”.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on its review of reports filed by “reporting persons” of the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), the Company believes that for the year ended December 31, 2002 all filings required to be made by reporting persons were timely made in accordance with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the total compensation paid or accrued for the three fiscal years ended December 31, 2002, 2001 and 2000 for (i) all individuals serving as the Company’s chief executive officer during the fiscal year ended December 31, 2002, (ii) other than the Chief Executive Officer, the Company’s two other executive officers who were serving as executive officers of the Company on December 31, 2002 and whose individual total salary and bonus exceeded $100,000 during such fiscal year and (iii) two additional individuals who would have been among the four most highly compensated executive officers, but were not serving as executive officers on December 31, 2002 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

								Long-Term
								Compensation
		Compensation						Awards

								Securities
Name and	Fiscal				Other Annual		Restricted Stock	Underlying	All Other
Principal Position(1)	Year	Salary		Bonus	Compensation		Awards	Options(#)	Compensation(4)

Joseph L. Cowan (5)	2002	$62,121		$78,750	$2,600	(6)	$304,997 (7)	214,286	–
President and Chief Executive Officer
Kenneth R. Vines (8)	2002	$143,182		–	–		–	35,714	–
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Mark R. Weaser	2002	$189,779		–	$88,816	(9)	–	14,286	$6,583
President, Asian Operations	2001	$180,732		–	$85,130	(10)	–	21,428	$6,295
	2000	$186,202		$18,737	$64,863	(11)	–	14,286	$5,740
Raymond R. Hood (12)	2002	$250,000		–	$1,660	(13)	–	–	$10,000
Former Chief Executive Officer	2001	$250,000		$71,818	$2,358	(14)	–	42,857	$8,500
	2000	$230,177		–	$83,741	(15)	–	–	$8,509
Kenneth J. Powell (16)	2002	$278,173	(17)	$36,000	$15,575	(18)	–	–	$9,571
Former President and Chief	2001	$208,333		$71,000	–		–	185,714	$8,500
Operating Officer
Michael A. Burstein (19)	2002	$112,500		–	$277,014	(20)	–	14,286	$5,625
Former Senior Vice President,	2001	$210,000		$56,700	–		–	14,285	$8,500
Chief Financial Officer and Treasurer	2000	$175,833		$25,281	–		–	37,143	$8,500

(1)	Lists the principal position with the Company with the following exceptions set forth in this footnote. Mr. Vines’ principal position with the Company as of December 31, 2002, was Senior Vice President, Chief Financial Officer and Treasurer. Mr. Vines became Secretary to the Company as of February 2003. Mr. Weaser’s principal position with the Company as of December 31, 2002, was Senior Vice President and Managing Director, Asia Pacific/Japan. Mr. Weaser became President, Asian Operations as of January 2003.

(2)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer for the fiscal year.

(3)	The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during the years ended December 31, 2000, 2001, and 2002.

(4)	Represents the value of the Company’s contribution to the 401(k) or other retirement accounts of the Named Executive Officers.

(5)	Mr. Cowan’s employment with the Company commenced on November 6, 2002.

(6)	Represents an automobile allowance of $2,600.

(7)	Represents the value of 71,428 shares of restricted stock on November 6, 2002, the date of grant, based on the closing sale price per share of the Company’s Common Stock on that date (as reported by the Nasdaq National Market and adjusted for the Company’s one for seven reverse stock split that was effective on January 2, 2003). Includes 28,571 shares of restricted stock that vested on January 3, 2003 and 42,857 shares of restricted stock, which vest in five equal annual installments beginning November 6, 2003. The value of the restricted shares at December 31, 2002 was $274,997.80 based on the closing sale price per share of the Company’s Common Stock on that date (as reported by the Nasdaq National Market and adjusted for the Company’s one for seven reverse stock split that was effective on January 2, 2003). To the extent that dividends are declared, such dividends will be paid on the restricted stock.

(8)	Mr. Vines’ employment with the Company commenced on May 13, 2002.

(9)	Includes housing payments of $72,000, an automobile allowance of $15,435 and life insurance premiums of $1,381.

(10)	Includes housing payments of $68,852, an automobile allowance of $14,761 and life insurance premiums of $1,517.

(11)	Includes housing payments of $49,080 and an automobile allowance of $15,783.

(12)	Mr. Hood ceased serving as Chief Executive Officer and as an executive officer of the Company in November 2002. Mr. Hood currently serves as a non-executive Chairman of the Company’s Board of Directors.

(13)	Represents life insurance premiums of $1,660.

(14)	Includes housing related expenses of $698 and life insurance premiums of $1,660.

(15)	Includes a housing allowance of $38,610, housing-related expenses of $5,005, automobile leasing payments of $23,865, accounting fees of $12,354 and life insurance payments of $3,907.

(16)	Mr. Powell ceased serving as President and Chief Operating Officer and as an executive officer of the Company on October 3, 2002, and his employment with the Company terminated on October 31, 2002.

(17)	Includes $45,833 in severance payments from November 1, 2002 through December 31, 2002.

(18)	Represents accounting fees of $15,575.

(19)	Mr. Burstein ceased serving as Senior Vice President and Chief Financial Officer and as an executive officer of the Company on May 13, 2002, and his employment with the Company terminated on June 30, 2002.

(20)	Represents a forgiven loan and accrued interest in the amount of $277,014 in accordance with the terms of Mr. Burstein’s employment agreement.

Option Grants

     The following table sets forth certain information regarding grants of stock options during the fiscal year ended December 31, 2002 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants

					Potential Realizable Value
					At Assumed Annual Rates
	Number of	Percent of Total			of Stock Price
	Shares	Options			Appreciation for
	Underlying	Granted to	Exercise		Option Term(2)
	Options	Employees in	Price Per	Expiration
Name	Granted(#)	Fiscal Year(%)	Share(1)	Date	5%	10%

Joseph L. Cowan	214,286(3)	52.32%	$4.27	11/6/12	$575,439	$1,458,276
Kenneth R. Vines	35,714(4)	8.72%	$10.64	5/13/12	$238,978	$605,617
Mark R. Weaser	14,286(5)	3.49%	$7.91	8/6/12	$71,067	$180,096
Raymond R. Hood	–	–	–	–	–	–
Kenneth J. Powell	–	–	–	–	–	–
Michael A. Burstein	14,286(6)	3.49%	$14.35	2/19/12	$128,926	$326,724

(1)	The exercise price per share of each option was equal to the fair market value per share of Common Stock on the date of grant, as determined by the Company’s Board of Directors on the date of grant.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercises of the option or the sale of the underlying shares. The actual gains, if any, on the exercises of stock options will depend on the future performance of the Common Stock, the option holder’s continued employment through the option period, and the date on which the options are exercised.

(3)	These options were issued under our 1997 Plan and vest 20% on the first five annual anniversaries of the date of grant which was November 6, 2002. The vesting of Mr. Cowan’s options accelerates upon the occurrence of certain events. For information regarding these circumstances, see “Employment Agreements.”

(4)	These options were issued under our 1997 Plan and vest 25% on the first anniversary of the date of grant, which was May 13, 2002, and monthly thereafter over the following three years. The vesting of Mr. Vines’ options accelerates upon the occurrence of certain events. For information regarding these circumstances, see “Employment Agreements.”

(5)	These options were issued under our 1997 Plan and vest 25% on the first anniversary of the date of grant, which was August 6, 2002, and monthly thereafter over the following three years.

(6)	Mr. Burstein’s employment with the Company ceased as of June 30, 2002 and all options ceased vesting as of such date and those options vested as of that date were exercisable through February 3, 2003.

Option Year End Values

     The following table sets forth the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2002.

FISCAL YEAR END OPTION VALUES

			Number of Shares
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options
	Shares Acquired	Value	Fiscal Year End(#)		at Fiscal Year End(1)($)

Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph L. Cowan	0	0	0	214,286	0	0
Kenneth R. Vines	0	0	0	35,714	0	0
Mark R. Weaser	0	0	43,422	34,420	0	0
Raymond R. Hood	0	0	86,906	27,379	0	0
Kenneth J. Powell	0	0	69,645	0	0	0
Michael A. Burstein	0	0	32,857	0	0	0

(1)	Based on the fair market value of the Common Stock on December 31, 2002 ($3.85 per share), less the option exercise price, multiplied by the number of shares underlying the options.

Compensation of Directors

     Effective March 21, 2003, directors receive cash compensation of $10,000 annually, and $1,000 for each Board of Directors meeting attended. In addition, each director receives an initial option for 25,000 shares of common stock of the Company and annually thereafter an option for 5,000 shares of common stock of the Company pursuant to the Company’s stock option plan for non-employee directors. Also, effective as of March 21, 2003, directors serving as chairman of the Company’s Audit Committee will receive additional cash compensation of $7,500 annually, and directors serving as chairman of any other committee of the Board of Directors receive additional cash compensation of $2,500 annually. Also, directors serving on committees of the Board of Directors will receive $1,000 per committee meeting attended. No cash or stock compensation is payable to any directors representing investors of the Company on the Board of Directors. During the fiscal year ended December 31, 2002, options to purchase 5,357 shares of Common Stock at an exercise price of $9.31 per share were granted to each of Messrs. Besier, Brady, Lansing and Rodek.

Employment Agreements

     The Company has entered into employment agreements with the following executive officers.

     Joseph L. Cowan. On November 6, 2002, the Company entered into an employment agreement with Joseph L. Cowan, the Company’s President and Chief Executive Officer. The employment agreement provides for an initial term expiring on November 6, 2007 and automatically renews for successive one-year terms unless terminated by either the Company or Mr. Cowan upon 90 days’ written notice prior to renewal. Under the agreement, Mr. Cowan receives a one time signing bonus of $78,750, an initial base salary of $400,000 per year, an automobile allowance, and is eligible to receive an annual bonus at a target level equal to one hundred percent of his annual base salary, based on criteria mutually agreed upon by Mr. Cowan and the Board of Directors. Under Mr. Cowan’s employment agreement, he was granted 28,571 shares of restricted stock that vested on January 3, 2003 and 42,857 shares of restricted stock, which vest in five equal annual installments beginning November 6, 2003. Mr. Cowan was granted options to purchase 214,286 shares of the Common Stock and these options vest 20% on the first five annual anniversaries of the date of grant, which was November 6, 2002. The employment agreement also provides that the Company will use its best efforts to cause Mr. Cowan to be nominated for election to the Board of Directors and to be so elected for so long as he remains an employee of the Company. Mr. Cowan’s employment agreement provides that he may be terminated by the Company for cause upon written notice and, in certain cases, after an opportunity to cure, or without upon 30 days’ prior written notice without cause. If the Company terminates Mr. Cowan’s employment without cause, then the Company will pay to Mr. Cowan two years’ base salary over a period of twenty four months following the effective date of such termination, bonus earned but unpaid as of such termination date, and all of Mr. Cowan’s unvested options and restricted stock grant will vest. If Mr. Cowan’s employment is terminated due to his death or disability, the Company will pay to him or his executors, legal representatives or administrators one year’s base salary, earned but unpaid bonus for time served during the then-current term, and all of Mr. Cowan’s unvested stock options and restricted stock grant will immediately vest. If Mr. Cowan voluntarily resigns by giving 120 days’ prior written notice to the Company at any time, then the Company will pay Mr. Cowan all earned and unpaid salary and bonus for time served through the effective termination date and all unvested stock options and restricted stock will immediately expire on such effective termination date. If Mr. Cowan voluntarily resigns by giving written notice to the Company during the 30 day period following the first anniversary date of any change of control of the Company, then he will receive twice his then current annual salary and all unvested options or restricted stock grants will immediately vest on the date of such change of control. The employment agreement also includes a covenant by Mr. Cowan to protect the Company’s confidential information, and for a period of one year following termination of his employment, not to solicit the Company’s employees, customers or vendors nor compete with the Company.

     Kenneth R. Vines. On May 13, 2002, the Company entered into an employment agreement with Kenneth R. Vines, the Company’s Senior Vice President, Chief Financial Officer, Secretary and Treasurer. The employment agreement provides for an initial term expiring on May 13, 2003 and automatically renews for successive one-year terms unless terminated by either the Company or Mr. Vines upon 90 days’ written notice prior to renewal. Under the agreement, Mr. Vines receives an initial base salary of $225,000 per year, and is eligible to receive a bonus at a target level equal to fifty percent of his annual base salary, based on criteria mutually agreed upon by Mr. Vines and the chief executive officer. Mr. Vines was granted options to purchase 35,714 shares of Common Stock and these options vest 25% on the first anniversary of the date of grant, which was May 13, 2002, and monthly thereafter over the following three years. Mr. Vines’ employment agreement provides that he may be terminated by the Company for cause upon written notice and, in certain cases, after an opportunity to cure, or without cause upon 30 days’ prior written notice. If the Company terminates Mr. Vines’ employment without cause or Mr. Vines terminates his employment for good reason, then the Company will pay to Mr. Vines severance equal to three months of his base salary, bonus pro-rated over a three month period following such termination date, and all of Mr. Vines’ unvested options that would have vested during the 90 day period following termination will vest. If Mr. Vines terminates his employment for good reason within twelve months following a change of control of the Company, then the Company will pay to Mr. Vines severance equal to three months of his base salary, bonus pro-rated over a three month period following such termination date, and all of Mr. Vines’ unvested options will vest immediately. If the Company terminates Mr. Vines’ employment within twelve months following a change of control of the Company, then Mr. Vines will receive severance equal to nine months of his base salary, bonus pro-rated over a nine month period following such termination date, and all of Mr. Vines’ unvested options will vest immediately. If the Company terminates Mr. Vines’ employment within the twelve month period following Mr. Hood’s resignation as chief executive officer, which occurred on

November 14, 2002, then Mr. Vines will receive severance equal to nine months of his base salary, bonus pro-rated over a nine month period following such termination date, and all of Mr. Vines’ unvested options that would have vested during the nine month period following termination will vest immediately. If Mr. Vines’ employment is terminated due to his death or disability, the Company will pay to him or his executors, legal representatives or administrators six months’ base salary, bonus pro-rated over a six month period following such termination date, and all of Mr. Vines’ unvested stock options will immediately vest. The employment agreement also includes a covenant by Mr. Vines to protect the Company’s confidential information, and for a period of one year following termination of his employment, not to solicit the Company’s employees, customers or vendors nor compete with the Company.

     Mark R. Weaser. Effective October 18, 2000, the Company entered into an amended and restated employment agreement, which was amended on June 25, 2001, with Mark R. Weaser, the Company’s President, Asian Operations. The employment agreement provides for an initial term expiring on October 17, 2001 and automatically renews for successive one-year terms unless terminated by either the Company or Mr. Weaser upon 90 days’ written notice prior to renewal. Mr. Weaser receives a base salary of $185,000 per year, and is eligible for a bonus at a target level equal to 40% of his base salary under the Company’s incentive compensation plan. Mr. Weaser’s employment agreement also provides for an annual housing allowance of up to 126,000 Singapore dollars and an annual automobile allowance of up to 27,012 Singapore dollars. Mr. Weaser’s employment may be terminated by the Company for cause upon written notice or without cause upon 30 days’ prior written notice. If the Company terminates Mr. Weaser’s employment without cause, Mr. Weaser is entitled to receive twelve months’ base salary and housing and automobile allowances, all of his unvested options will immediately vest, and all outstanding loans described below made pursuant to his employment agreement will be forgiven. If Mr. Weaser’s employment is terminated due to his death or disability, all of his unvested options will immediately vest, all outstanding loans described below made pursuant to his employment agreement will be forgiven, and he or his executors, legal representatives or administrators will continue to receive housing and automobile allowances for a period of twelve months. The employment agreement also provides that upon a change of control of the Company, all of Mr. Weaser’s unvested options will immediately vest. The employment agreement also includes a covenant by Mr. Weaser to protect the Company’s confidential information and for a period of one year following termination of his employment, not to solicit the Company’s employees, customers or vendors nor compete with the Company.

     In June 2001, Mr. Weaser borrowed $200,000 from the Company, all of which is currently outstanding at an annual interest rate of 8.5%. Mr. Weaser has pledged 4,762 shares of the Company’s common stock as security for the entire amount of his loan.

     Raymond R. Hood. Effective July 1, 2000, the Company entered into an employment agreement with Raymond R. Hood, for Mr. Hood’s employment as Chief Executive Officer of the Company. Mr. Hood ceased to serve as Chief Executive Officer of the Company on November 14, 2002, and ceased to be an employee of the Company on February 12, 2003. Mr. Hood is currently the Company’s Chairman of the Board. Prior to his termination, Mr. Hood was receiving a base salary of $250,000 per year, and was eligible to receive a bonus at a target level equal to the base salary, based on criteria mutually agreed upon by Mr. Hood and the Board of Directors. Pursuant to a severance agreement with Mr. Hood in connection with the termination of his employment, the Company paid Mr. Hood approximately $1.4 million in settlement of all compensation related matters under the employment agreement, all of Mr. Hood’s previously granted options became fully vested, the exercise period for a portion of Mr. Hood’s previously granted options was extended to February 15, 2004, and Mr. Hood was granted 14,286 shares of Common Stock. In connection with his continued service as Chairman of the Board, Mr. Hood was granted 42,857 shares of Common Stock under the Company’s stock option plan for non-employee directors. In addition, the Company and Mr. Hood entered into a consulting agreement, which may be terminated on thirty days’ notice by the Company or Mr. Hood, pursuant to which Mr. Hood is to be paid $27,500 per month. The agreements also include a covenant by Mr. Hood to protect the Company’s confidential information, and for a period of one year following termination of his consulting relationship, not to solicit the Company’s employees, customers or vendors nor compete with the Company.

     Under the terms of Mr. Hood’s employment agreement, Mr. Hood also had the right to receive a loan of up to $620,000, at an annual interest rate of 8.5% per year, which was to be repaid by July 2003. Mr. Hood had borrowed amounts totaling $620,000 under this arrangement. In March 2003, Mr. Hood repaid in full all amounts he owed to the Company including interest totaling $746,850.

     Kenneth J. Powell. On June 29, 2001, the Company entered into an amended and restated employment agreement with Kenneth J. Powell, the Company’s President and Chief Operating Officer. Mr. Powell ceased to serve as Company’s President and Chief Operating Officer and as an executive officer of the Company as of October 3, 2002 and ceased to be an employee of the Company as of October 31, 2002. Prior to the termination of his employment Mr. Powell was receiving an annual base salary of $275,000 and was eligible to receive a bonus at a target level performance of $225,000. Pursuant to an agreement with Mr. Powell, he will be paid his base salary and medical benefits through July 31, 2003. Pursuant to Mr. Powell’s employment agreement, the vesting of his options ceased on October 31, 2002, and those options vested as of that date were exercisable through January 31, 2003. Mr. Powell’s employment agreement also included covenants by Mr. Powell to protect the Company’s confidential information, and for a period of one year following termination of his employment, not to solicit the Company’s employees, customers or vendors nor compete with the Company.

     Michael A. Burstein. Effective August 9, 1999, the Company entered into an employment agreement, which was amended on February 19, 2002, with Michael A. Burstein, the Company’s Senior Vice President, Finance, Chief Financial Officer and Treasurer. Mr. Burstein ceased to serve as the Company’s Senior Vice President, Chief Financial Officer, and Treasurer, and as an executive officer as of May 13, 2002 and ceased to be an employee of the Company on June 30, 2002. Prior to Mr. Burstein’s resignation he was receiving a base salary of $225,000 per year, and was eligible to receive a bonus at a target level equal to $175,000, based on criteria mutually agreed between Mr. Burstein and the chief executive officer, to be paid in the form of cash and stock options. In connection with the amendment to Mr. Burstein’s employment agreement in February 2002, Mr. Burstein was granted an option for 14,286 shares of common stock, with an exercise price of $14.35 per share, and vesting monthly over twelve months beginning in January 2002. All of Mr. Burstein’s options ceased vesting on June 30, 2002 and those options vested as of that date were exercisable through February 3, 2003. The employment agreement included a covenant by Mr. Burstein to protect the Company’s confidential information, and for a period of two years following termination of his employment, not to solicit the Company’s employees, customers or vendors nor compete with the Company.

     In October 2000, Mr. Burstein borrowed $250,000 from the Company, at an annual interest rate of 8.5%. Mr. Burstein pledged 3,571 shares of the Company’s common stock underlying options as security for the entire amount of his loan. Under the terms of his employment agreement, as amended on February 19, 2002, the loan and accrued interest was forgiven by the Company in the amount of $277,014.

Compensation Committee Interlocks and Insider Participation

     The current members of the Compensation Committee are Messrs. Feinberg and Lansing, two of the Company’s non-employee directors. Other members of the Compensation Committee during 2002 included Messrs. Hoag, Besier, Brady and Denning. No member of the Compensation Committee is involved in a relationship requiring disclosure as an interlocking executive officer/director or under Item 404 of Regulation S-K or as a former officer or employee of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), which is composed of two non-employee directors of the Company. The Compensation Committee is responsible for reviewing and recommending the salary, bonus and other compensation of the Company’s executive officers. The Compensation Committee also determines which executive officers should be granted options and the terms and conditions of those option grants. In reviewing the salary, bonus and other compensation of the Company’s executive officers, the Compensation Committee receives and considers input from the Company’s Chief Executive Officer. The Company’s executive compensation program is comprised of several elements designed to align the interests of the executive officers with those of the Company’s stockholders, to encourage and reward superior performance and to attract, retain and reward executives who are critical for the continued growth and success of the Company. In 2002, these elements consisted of a combination of base salary, cash bonuses and stock options.      . The base salaries for executive officers are established after consideration of factors such as the executive’s scope of responsibilities, the executive’s current and future contributions to the Company’s achievement of financial results, the executive’s performance in the prior year, the competitiveness in the marketplace for similar skills and abilities, salaries in the Company’s industry for similar positions, the historical salary actions and relative salary levels of similar positions within the Company, and for executive officers other than the Chief Executive Officer, the recommendations from the Company’s Chief Executive Officer. The base salary for the Company’s executive officers is established by the terms of an employment agreement with the Company. Increases in base salary are generally based upon enhanced individual performance targets, maintaining a competitive base salary with the external marketplace and increases in an executive’s scope of responsibilities.

     The Company believes that it is important to tie a significant portion of the compensation of executive officers to the attainment of corporate success, thus aligning the objectives and rewards of Company executives with those of the stockholders of the Company. Executive officers are eligible to receive bonuses based upon overall business performance against the Company’s goals and the extent to which each executive meets certain personal performance measurements, and for executive officers other than the Chief Executive Officer, the recommendations from the Company’s Chief Executive Officer.

     The Board of Directors of the Company authorized the Compensation Committee to grant incentive and non-statutory stock options under the Company’s 1997 Incentive and Non-Qualified Stock Option Plan (the “1997 Plan”) to executive officers of the Company. The Compensation Committee determines the price and terms at which such options are granted. The Compensation Committee uses stock options as an element of the compensation package of executive officers because it believes options provide an incentive to executives to maximize stockholder value and because options compensate executives only to the extent that the Company’s stockholders receive a return on their investment. Moreover, because options granted to executive officers generally become exercisable over a three- or four-year period and terminate upon or shortly after the termination of the executive’s employment with the Company, stock options serve as a means of retaining these executives. In determining the total number of shares of common stock to be covered by option grants to executive officers in a given year, the Compensation Committee takes into account the number of outstanding shares of common stock, the number of shares reserved for issuance under the Company’s 1997 Plan, recommendations of management concerning option grants to employees other than the executive officers, and the Company’s projected hiring needs for the coming year. In making individual stock option grants to executives, the Compensation Committee considers the same factors considered in the determination of base salary levels, as well as the stock and option holdings of each executive and the remaining vesting schedule of such executive’s options.

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to the Company’s Chief Executive Officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the compensation granted to the Company’s executive officers through option issuances under the Employee Plan in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, the Compensation Committee reserves the right to use its judgment to authorize compensation payments which may be in excess of the Section 162(m) limit when the Compensation Committee believes such payments are appropriate and in the best interests of its stockholders, after taking into consideration changing business conditions and the performance of its employees. In any event, there can be no assurance that compensation attributable to stock options granted under the Employee Plan will qualify as performance-based compensation exempt from Section 162(m).

By the Compensation Committee of the Board of Directors of the Company,

Henry Feinberg William J. Lansing

STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Common Stock of the Company from August 4, 2000 (the date the Common Stock of the Company commenced public trading) through December 31, 2002 (the end of the most recent fiscal year) with the cumulative total return during this period of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Computer & Data Processing Index. This graph assumes the investment of $100 on August 4, 2000 in the Company’s Common Stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer & Data Processing Index, and assumes dividends are reinvested.

	Aug. 4,	Aug. 31,	Sept. 29,	Dec. 29,	Mar. 30,	June 29,	Sept. 28,	Dec. 31,	Mar. 28	June 28	Sept. 30,	Dec. 31
	2000	2000	2000	2000	2001	2001	2001	2001	2002	2002	2002	2002

EXE Technologies, Inc	$100.00	$220.78	$184.62	$160.00	$83.08	$72.12	$25.11	$62.65	$26.46	$13.78	$7.99	$6.77
NASDAQ Stock Market (U.S.) Index	$100.00	$111.12	$96.69	$64.74	$48.33	$56.96	$39.52	$51.37	$49.02	$29.79	$31.91	$35.98
Nasdaq Computer & Data Processing Index	$100.00	$110.01	$100.55	$62.09	$45.30	$58.98	$36.08	$50.00	$45.42	$35.84	$27.63	$33.60

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

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

     Beneficial Ownership of Voting Stock

     The following table sets forth the beneficial ownership of the Company’s Common Stock as of January 31, 2003 (or such other date as otherwise indicated in the footnotes below), (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director, (iii) by each of the current and former officers for whom we are required to provide information, and (iv) by all current directors and executive officers as a group.

	Number of Shares of	Percentage of
Name and Address of	Common Stock	Common
Beneficial Owner	Beneficially Owned(1)	Stock Outstanding (2)
5% Stockholders
Entities affiliated with General Atlantic Partners, LLC (3)	2,003,936	30.1%
William J. Lansing(4)	2,003,936	30.1%
Symphony Technology II-A, L.P. (5)	651,455	9.8%
Symphony Technology II GP, LLC (5)	651,455	9.8%
Symphony Technology Group, LLC (5)	651,455	9.8%
Romesh Wadhwani (6)	760,026	11.4%
Merrill Lynch & Co, Inc. (7)	609,329	9.2%
Entities Associated With Technology Crossover Ventures (8)	585,425	8.8%
Henry J. Feinberg (8)	585,425	8.8%
Raymond R. Hood (9)	504,308	7.5%
Other Directors and Named Executive Officers
Glen A. Dell	*	*
Joseph L. Cowan (10)	71,428	1.0%
Mark R. Weaser (11)	60,203	*
Michael A. Burstein (12)	33,427	*
Jeffrey R. Rodek (13)	7,678	*
Marc F. McMorris (14)	*	*
Kenneth R. Vines	*	*
Kenneth J. Powell (15)	*	*
All current directors and executive officers as a group (9 persons)(16)	3,232,980	48.6%

*	Less than 1%
(1)	The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to the knowledge of the Company based upon information provided by such persons, each person listed above has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares listed. For purposes of this table, each person is deemed to beneficially own any shares subject to stock options, warrants or other securities convertible into Common Stock, held by such person which are exercisable (or convertible) as of or within 60 days of January 31, 2003. Unless otherwise indicated, the address of each beneficial owner is c/o EXE Technologies, Inc., 8787 Stemmons Freeway, Dallas, Texas 75247.

(2)	As of January 31, 2003, on which date there were a total of 6,651,395 shares of Common Stock outstanding.

(3)	Includes 1,363,535 shares of Common Stock held by General Atlantic Partners 41, L.P. (“GAP 41”), 256,116 shares of Common Stock held by GAP Coinvestment Partners, L.P. (“GAPCO”), 332,759 shares of Common

Stock held by General Atlantic Partners 57, L.P. (“GAP57”) and 51,526 shares of Common Stock held by GAP Coinvestment Partners II, L.P. (“GAPCOII”). General Atlantic Partners, LLC (“GAPLLC”) is the general partner of GAP41 and GAP57. The managing members of GAPLLC are Steven A. Denning, Peter L. Bloom, Peter Currie, Mark F. Dzialga, Erik Engstrom, Klaus Esser, William E. Ford, William O. Grabe, David C. Hodgson, Braden R. Kelly, Rene M. Kern, William J. Lansing, Matthew Nimetz, Clifton S. Robbins, Franchon M. Smithson, Tom C. Tinsley, Florian Wendelstadt and John Wong. The managing members of GAPLLC (other than Mr. Klaus Esser) are also the general partners of GAPCO and GAPCOII. GAP41, GAP57, GAPLLC, GAPCO and GAPCOII are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. William J. Lansing, a director of the Company, is a managing member of GAPLLC and a general partner of each of GAPCO and GAPCOII. The address for the various General Atlantic entities and each of the GAPLLC managing members (other than Messrs. Esser, Currie, Kelly, Kern, Lansing, Wendelstadt and Wong) is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address for Messrs. Currie, Kelly and Lansing is c/o General Atlantic Service Corporation, 228 Hamilton Avenue, Palo Alto, California 94301. The address for Mr. Esser is Koenigsallee 62, 40212 Duesseldorf, Germany. The address for Messrs. Kern and Wendelstadt is 83 Pall Mall, Sixth Floor, London SW1Y 5ES, United Kingdom. The address for Mr. Wong is 24 Raffles Place, 29-04 Clifford Center, Singapore 048621.

(4)	Includes 2,003,936 shares held by GAP 41, GAP 57, GAPCO and GAPCO II as described in footnote 3 above. Mr. Lansing disclaims beneficial ownership of all such securities except to the extent of his pecuniary interest therein.

(5)	Information is based solely on a Schedule 13G filed with the SEC on May 16, 2002. Shares are held by Symphony Technology II-A, L.P. which shares voting power and dispositive power with Symphony Technology II GP, LLC and Symphony Technology Group, LLC. The shares of Common Stock held by Symphony Technology II-A, L.P. include options to purchase 325,727 shares of Common Stock from another stockholder of the Company exercisable on or within 60 days of January 31, 2003. The address for the various Symphony entities is 101 Redwood Shores Parkway, Suite 210, Redwood City, CA 94065.

(6)	Information is based solely on a Schedule 13G filed with the Securities and Exchange Commission (“SEC”) on May 16, 2002. Includes 651,455 shares of Common Stock held by Symphony Technology II-A, L.P. which shares voting power and dispositive power with Symphony Technology II GP, LLC and Symphony Technology Group, LLC. The shares of Common Stock held by Symphony Technology II-A, L.P. include options to purchase 325,727 shares of Common Stock from another stockholder of the Company exercisable on or within 60 days of January 31, 2003. Mr. Wadhwani is the C.E.O. and Managing Director of Symphony Technology II, GP, LLC and Symphony Technology Group, LLC. Symphony Technology II, GP, LLC is the general partner of Symphony Technology II-A, L.P. Mr. Wadhwani’s address is 101 Redwood Shores Parkway, Suite 210, Redwood City, CA 94065.

(7)	Information is based solely on a Schedule 13G filed with the SEC on January 16, 2003. According to the Schedule 13G, Merrill Lynch & Co., Inc. made this Schedule 13G filing on behalf of Merrill Lynch Investment Managers (“MLIM”) which has shared voting power and shared dispositive power with respect to the shares. According to the Schedule 13G, MLIM disclaims beneficial ownership of the shares. MLIM is an operating division of Merrill Lynch & Co., Inc. whose address is World Financial Center, North Tower, 250 Vessey Street, New York, NY 10381. Includes 447,943 shares of Common Stock held by Master Small Cap Value Trust as well as shares of Common Stock held by two Merrill Lynch & Co., Inc. indirectly-owned asset management subsidiaries, Fund Asset Management, L.P. and Merrill Lynch Investment Managers, L.P. According to the Schedule 13G, Master Small Cap Value Trust also disclaims beneficial ownership of the shares. Master Small Cap Value Trust is a mutual fund managed by MLIM whose address is 800 Scudders Mill Road, Plainsboro, NJ 08536.

(8)	Information is based solely on a Schedule 13G filed with the SEC on February 13, 2003. Includes 536,681 shares of Common Stock held by TCV III (Q), L.P., 24,303 shares of Common Stock held by TCV III Strategic Partners, L.P., 20,191 shares of Common Stock held by TCV III, L.P. and 4,251 shares of Common Stock held by TCV III (GP) (the “TCV Funds”). Under the operating agreement of Technology Crossover Management III, L.L.C. (“TCM III”), which is the general partner of each of the TCV funds, Jay C. Hoag and Richard H. Kimball have the independent power to cause the funds managed by such entity to buy and sell securities of publicly traded companies. As a result, Messrs. Hoag and Kimball may be deemed to have sole dispositive power and shared voting power with regard to the securities held by the TCV Funds. Henry J. Feinberg, a director of the Company and a non-managing member of TCM III, may be deemed to share power with Messrs. Hoag and Kimball to cause the funds managed by such entity to buy and sell the securities of the Company and to direct the voting of the securities of the Company. Accordingly, Mr. Feinberg may also be deemed to have shared dispositive power and shared voting power with respect to the securities of the Company held by the TCV Funds. Each of TCM III and Messrs, Hoag, Kimball and Feinberg disclaim beneficial ownership of such securities except to the extent of their respective pecuniary interests therein. The address for Messrs. Hoag, Kimball and Feinberg and each of these entities is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(9)	Includes 110,857 shares held by Hood Partnership, Ltd., 18,714 shares held by the Adam Belsky Irrevocable GST Exempt Trust, of which Mr. Hood is the sole trustee, and 91,666 shares subject to options that were exercisable on or within 60 days of January 31, 2003. Mr. Hood disclaims beneficial ownership of the shares held by the Adam Belsky Irrevocable GST Exempt Trust.

(10)	Includes 28,571 shares of vested restricted stock and 42,857 shares of restricted stock held by Mr. Cowan, which vest in five equal annual installments beginning November 6, 2003, over which Mr. Cowan currently holds sole voting power.

(11)	Includes 47,241 shares subject to options that were exercisable on or within 60 days of January 31, 2003.

(12)	Mr. Burstein ceased serving as Senior Vice President, Chief Financial Officer and Treasurer and as an executive officer of the Company on May 15, 2002, and his employment with the Company terminated on June 30, 2002. Includes 32,857 shares subject to options that were exercisable on or within 60 days of January 31, 2003, 142 shares held by Mr. Burstein’s spouse and 428 shares held by Mr. Burstein’s spouse as custodian for their children. Mr. Burstein’s address is c/o Navini Networks, 2240 Campbell Creek Boulevard, Suite 110, Richardson, TX 75082.

(13)	Includes 6,250 shares subject to options that were exercisable on or within 60 days of January 31, 2003. Mr. Rodek’s address is c/o Hyperion Solutions Corporation, 1344 Crossman Avenue, Sunnyvale, California 94089.

(14)	Mr. McMorris is a principal at GAP LLC and a director of the Company. He has no beneficial ownership of the securities held by the various General Atlantic entities described in footnote 3. The address for Mr. McMorris is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830.

(15)	Mr. Powell ceased serving as President and Chief Operating Officer and as an executive officer of the Company on October 3, 2002, and his employment with the Company terminated on October 31, 2002 and all of his options have terminated without having been exercised. Mr. Powell’s address is 4004 Euclid Avenue, Dallas, TX 75205.

(16)	Includes 145,157 shares subject to options that were exercisable on or within 60 days of January 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into an agreement with Symphony Service Corporation for offshore development services and Symphony Service Corporation is wholly owned by Symphony Technology II-A, L.P. The amounts payable, under such agreement during the fiscal year ended December 31, 2002, to Symphony Service Corporation totaled $213,562.50.

     The Company has entered into indemnification agreements with certain of its directors and current executive officers, pursuant to which the Company will indemnify such directors and executive officers in connection with his or her service as a director or executive officer of the Company.

     The Company has also entered into loan arrangements with certain of its executive officers. For information regarding these loan arrangements, see “Employment Agreements.” These loan arrangements pre-dated the enactment of the Sarbanes-Oxley Act of 2002.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company is amending the Index to Exhibits to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002, as Exhibit 99.2.

(c)	Exhibits

The following Exhibit is filed herewith:

Exhibit No	Description

99.2	Certification pursuant to 18 U.S.C. Section 1850.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

EXE TECHNOLOGIES, INC.

By:	/s/ KENNETH R.VINES Kenneth R. Vines Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOE COWAN Joe Cowan	President, Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2003

/s/ KENNETH R. VINES Kenneth R. Vines	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 29, 2003

/s/ RAYMOND R. HOOD Raymond R. Hood	Chairman of the Board of Directors	April 29, 2003

/s/ GLEN A. DELL Glen A. Dell	Director	April 29, 2003

/s/ HENRY FEINBERG Henry Feinberg	Director	April 29, 2003

/s/ WILL LANSING Will Lansing	Director	April 29, 2003

/s/ MARC MCMORRIS Marc McMorris	Director	April 29, 2003

/s/ JEFFREY R. RODEK Jeffrey R. Rodek	Director	April 29, 2003

CERTIFICATION

I, Joe Cowan, certify that:

1.	I have reviewed this annual report on Form 10-K/A of EXE Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 29, 2003

/s/ Joe Cowan Joe Cowan President and Chief Executive Officer

CERTIFICATION

I, Kenneth R. Vines, certify that:

1.	I have reviewed this annual report on Form 10-K/A of EXE Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 29, 2003