Form 10-Q
period 2003-03-31
EXE TECHNOLOGIES INC
filed 2003-05-15
CIK 1047262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

YES [   ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2003.

Common stock, $0.01 par value, 6,665,681 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	March 31,

	2002	2003

Assets		(unaudited)
Current assets:
Cash and cash equivalents	$20,815,464	$33,128,984
Marketable securities, short-term	16,628,465	—
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $4,161,000 and $4,109,000 at December 31, 2002 and March 31, 2003	16,904,889	12,300,231
Other receivables and advances	329,568	808,840
Prepaid and other current assets	2,747,074	2,617,372

Total current assets	57,425,460	48,855,427
Property and equipment, net	4,432,882	3,921,110
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,499,891	1,333,224
Other assets	1,745,532	914,796

Total assets	$70,369,450	$60,290,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,094,823	$4,894,262
Accrued expenses	11,326,722	8,586,975
Accrued payroll and benefits	1,688,815	1,341,460
Deferred revenue	7,885,223	9,223,059
Current portion of long-term debt and capital lease obligations	521,458	513,270

Total current liabilities	30,517,041	24,559,026
Long-term debt and capital lease obligations, net of current portion	416,598	288,393
Long-term accrued expenses, net of current portion	8,888,841	8,204,750
Minority interest	198,779	148,570
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized — 20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized — 150,000,000; shares issued — 6,807,813 and 6,822,099 at December 31, 2002 and March 31, 2003	68,078	68,221
Additional paid-in capital	178,871,117	178,927,117
Treasury stock, at cost, 156,418 shares of common stock at December 31, 2002 and March 31, 2003	(3,645,859)	(3,645,859)
Accumulated deficit	(143,402,453)	(146,641,480)
Deferred compensation	(809,338)	(653,838)
Other comprehensive income (loss)	(733,354)	(964,658)

Total stockholders’ equity	30,348,191	27,089,503

Total liabilities and stockholders’ equity	$70,369,450	$60,290,242

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2002	2003

Revenue:
Software license	$4,144,072	$2,675,803
Services and maintenance	11,863,633	11,004,110
Resale of software and equipment	3,099,069	1,299,469
Reimbursable expenses	529,198	433,686

Total revenue	19,635,972	15,413,068
Costs and expenses:
Cost of software licenses	113,076	299,869
Cost of services and maintenance	8,175,300	7,104,616
Cost of resale of software and equipment	2,572,234	979,316
Estimated loss on resale equipment sold to company in bankruptcy	—	456,866
Cost of reimbursable expenses	529,198	433,686
Sales and marketing	5,055,103	3,922,684
Research and development	3,053,383	2,562,445
General and administrative	3,177,301	2,723,515
Amortization of intangible assets	281,007	166,667
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	87,946	69,402
Sales and marketing	45,446	22,400
Research and development	45,446	33,416
General and administrative	89,847	86,140

Total costs and expenses	23,225,287	18,861,022

Operating loss	(3,589,315)	(3,447,954)

Other income (expense):
Interest income	330,977	163,469
Interest expense	(29,888)	(15,930)
Other	(53,505)	252,545

Total other income (expense)	247,584	400,084

Loss before minority interest and taxes	(3,341,731)	(3,047,870)
Minority interest in subsidiary (income) loss	(5,021)	50,209

Loss before taxes	(3,346,752)	(2,997,661)
Income tax provision	—	241,366

Net loss	$(3,346,752)	$(3,239,027)

Net loss per common share — basic and diluted	(0.51)	(0.49)

Weighted average number of common shares outstanding — basic and diluted	6,559,241	6,659,014

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2002	2003

Cash Flow from Operating Activities:
Net loss	$(3,346,752)	$(3,239,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,180,221	733,355
Provision for losses on receivables	1,029,692	348,808
Amortization of deferred compensation	268,685	211,358
Minority interest	5,021	(50,209)
Changes in operating assets and liabilities:
Accounts receivable	(704,154)	4,255,850
Other receivables and advances	73,573	(479,272)
Prepaids and other current assets	(154,790)	129,702
Other long-term assets	533,316	830,736
Accounts payable	302,357	(4,200,561)
Accrued payroll and benefits	66,635	(347,355)
Deferred revenue	491,803	1,337,836
Accrued expenses	(1,268,795)	(3,423,837)
Other	(10,359)	(218,578)

Net cash used in operating activities	(1,533,547)	(4,111,194)
Cash Flow from Investing Activities:
Purchases of property and equipment	(281,294)	(67,357)
Purchase of marketable securities	(2,000,000)	—
Proceeds from sale and maturities of marketable securities	2,394,836	16,628,464

Net cash provided by investing activities	113,542	16,561,107
Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	365,795	—
Payments on long-term debt and capital lease obligations	(140,775)	(136,393)

Net cash provided by (used in) financing activities	225,020	(136,393)

Net increase (decrease) in cash and cash equivalents	(1,194,985)	12,313,520
Cash and cash equivalents at beginning of period	30,250,156	20,815,464

Cash and cash equivalents at end of period	$29,055,171	$33,128,984

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Principles of Consolidation and Basis of Presentation

     EXE Technologies, Inc. (the Company or EXE) provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. The Company operates from its headquarters in Dallas, Texas, and through its various subsidiary and sales offices serving North America, Europe, the Middle East, Asia and Australia. The accompanying unaudited consolidated financial statements include the accounts of EXE Technologies, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. These statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2002.

     All share and per share amounts in the accompanying financial statements and footnotes have been adjusted to reflect the Company’s one for seven reverse stock split which was effective January 2, 2003.

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

	As of March 31,

	2002	2003

Common stock options	1,351,766	1,368,180
Warrants	1,429	145,000

Total anti-dilutive securities excluded	1,353,195	1,513,180

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3. Comprehensive Loss

     Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended March 31,

	2002	2003

Net loss	$(3,346,752)	$(3,239,027)
Foreign currency translation gains (losses)	82,463	(175,524)
Unrealized loss on securities available for sale	(116,323)	(55,780)

Total comprehensive loss	$(3,380,612)	$(3,470,331)

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

     As of March 31, 2003, the Company had an outstanding forward currency exchange contract of $3.0 million to sell Japanese Yen that hedges certain foreign currency exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At March 31, 2003, the current market settlement values of the forward contracts would result in a loss of approximately $0.1 million.

5. Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Any compensation expense associated with employee stock options is recognized ratably over the vesting period of the underlying option. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

     Although SFAS 123 allows the APB 25 guidelines to be applied to accounting for stock options, SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share information as if the Company had accounted for its employee stock options under the fair value method. The following table sets forth the pro forma information as if the provisions of SFAS 123 had been applied to account for stock-based employee compensation:

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	Three Months Ended March 31,

	2002	2003

Reported net loss	$(3,346,752)	$(3,239,027)
Stock compensation expense recorded under the intrinsic value method prescribed by APB 25	268,685	211,358
Stock-based employee compensation determined under the fair value method	(1,489,677)	(1,091,046)

Pro forma net loss	$(4,567,744)	$(4,118,715)

Reported net loss per common share — basic and diluted	$(0.51)	$(0.49)

Pro forma net loss per common share — basic and diluted	$(0.70)	$(0.62)

     The fair value for options was estimated at the date of grant using a Black-Scholes options pricing model and the following weighted-average assumptions for the three months ended March 31, 2002 and 2003: a risk-free interest rate of 4.47% in 2002 and 2.07% in 2003, no dividend, an expected life of three to five years, and a volatility of 0.93 for grants in 2002 and 0.70 for grants in 2003.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. Segment Information

     The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. Total assets are presented net of intercompany receivables and payables. The Company’s geographic information as of and for the three months ended March 31, 2002 and 2003 is as follows:

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

March 31, 2002
Revenue	$9,276,868	$5,254,992	$5,104,112	$—	$19,635,972
Amortization of intangible assets	(281,007)	—	—	—	(281,007)
Warrant and stock compensation expense	(181,209)	(37,246)	(50,230)	—	(268,685)
Operating income (loss)	(3,678,795)	19,421	70,059	—	(3,589,315)
Property and equipment, net	5,714,759	1,235,092	830,667	—	7,780,518
Total assets	$68,106,784	$11,712,347	$12,066,840	$(4,108,034)	$87,777,937
March 31, 2003
Revenue	$7,270,843	$4,256,331	$3,885,894	$—	$15,413,068
Amortization of intangible assets	(166,667)	—	—	—	(166,667)
Warrant and stock compensation expense	(102,492)	(47,078)	(61,788)	—	(211,358)
Operating income (loss)	(3,123,334)	152,163	(476,783)	—	(3,447,954)
Property and equipment, net	2,551,379	817,328	552,403	—	3,921,110
Total assets	$48,858,437	$8,352,292	$6,964,154	$(3,884,641)	$60,290,242

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7. Commitments and Contingencies

     The Company is involved in various legal actions and claims that arise in the normal course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company establishes accruals for losses related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s business, financial condition, cash flows and results of operations.

8. Employee Severance and Lease Abandonment

     During the years ended December 31, 2001 and 2002, the Company implemented various cost reduction actions to lower the Company’s cost structure, including employee severance, the write off of equipment and the abandonment of certain leased facilities. As a result, charges totaling approximately $14.3 million and $9.7 million were charged against operating results in 2001 and 2002, respectively. None of these charges were recorded in the first quarters of 2002 or 2003. The 2002 charges include approximately $1.4 million in severance paid to the Company’s former Chief Executive Officer in March 2003, in accordance with his employment agreement.

     The Company has made cash payments of approximately $11.7 million, of which approximately $2.8 million was paid during the first quarter of 2003, and has written-off approximately $1.6 million in non-cash charges against the reserves established for these various cost reduction actions. The remaining liability at March 31, 2003 is approximately $10.7 million, of which $7.5 million is long-term and is expected to be paid through 2009. The reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

9. Related Party Transactions

     In October 2002, the Company entered into an agreement with a company in India to provide development services, with a minimum obligation of $2.1 million over a three-year period. A shareholder of the Company, who owns approximately 6% of the outstanding shares, has an indirect financial interest in the India operation. The Company believes that the terms of this agreement are on an arms length basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the Certain Factors That May Affect Future Results included elsewhere in this Form 10-Q and the Company’s Critical Accounting Policies and Estimates included in the Company’s Form 10-K for the year ended December 31, 2002.

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

     In October 2002, we were notified by the NASDAQ Stock Market, Inc. that our common stock price had failed to maintain a minimum closing bid price greater than or equal to $1.00 for 30 consecutive trading days and thereby subjected our common stock to possible delisting from NASDAQ. In response, effective January 2, 2003, we completed a one for seven reverse stock split.

     We derive our revenue from the sale of software licenses; product related consulting, training, maintenance and support (collectively, “services and maintenance”); and the resale of software and equipment.

     Our business has been adversely impacted for the last two years by a number of factors. A major factor has been the global slowdown in customer spending for large-scale IT projects. Additionally, certain actions taken by us to improve operating performance did not deliver the anticipated results. As a result, our revenue has continued to decline and we continue to incur operating losses.

     In response to the less than satisfactory operating performance, we have taken a number of actions in 2002 to improve operating performance. First, we have substantially reduced our cost structure to more closely align with our current levels of revenue. These actions included, among other things, a 17% reduction in global headcount, the closure of our Philadelphia office, the consolidation of our North American professional services and development operations in Dallas and expanding our lower-cost offshore development activities. We also replaced our Chief Executive Officer and Chief Financial Officer, and eliminated the Chief Operating Officer function.

     As a result of these actions and other actions taken in 2001, we made provisions for severance and related employee costs, facility closure costs and estimated losses on abandoned facilities totaling $9.7 million and $14.3 million in 2002 and 2001, respectively. None of these charges were recorded in the first quarters of 2002 or 2003. The remaining liability at March 31, 2003 is approximately $10.7 million, of which, $7.5 million is long-term and is expected to be paid through 2009. Should additional cost reduction actions be required in the future or if management’s estimates of the losses on the current abandoned facility leases are inadequate, future provisions could be required.

     Our current plans are to improve our execution by focusing on our core product offerings and the markets where we have traditionally been most successful, retail and third-party logistics customers. We expect our newest products such as our adaptive inventory management solution (EXceed AIM) and our visibility and business process management solution, Supply Network Execution (EXceed SNx), will provide the opportunity for growth and an ability to differentiate us from our competitors. Additionally, we will consider opportunities to better utilize partner channels in Asia and Europe that will expand our ability to reach international markets while lowering our cost of operating in these markets.

     We are hopeful that our lower cost structure, combined with improved sales, will position us to return to profitability. We made significant progress in lowering our cost structure in the first quarter of 2003. Cost of services and maintenance, sales and marketing, research and development and general and administrative expenses declined approximately $2.6 million, or 13.7%, compared to the fourth quarter of 2002. We are also continuing to focus on improving our gross margin for services and maintenance. The gross margin was 35% in the first quarter of 2003 compared to 27% in the fourth quarter of 2002. We will continue to review and evaluate our cost structure in the future in light of the existing business environment. Further cost reduction actions will be taken, should business volumes not improve.

     Approximately 25.2% of our revenues were from our Asia Pacific region during the first quarter of 2003, where the Severe Acute Respiratory Syndrome (SARS) outbreak has occurred. Although we are hopeful that our business will not be significantly impacted by the uncertainty caused by the SARS outbreak, revenues could be negatively impacted until this illness is controlled.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments regarding estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Although management evaluates these judgments on an ongoing basis, there can be no assurance that actual results will not ultimately differ from those estimates. For a more detailed explanation of these judgments, including our judgments relating to revenue recognition, allowance for doubtful accounts and adjustments, goodwill and intangible impairment, accruals for lease abandonment and employee termination costs, related party transactions, and contingencies you may refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue

     Total Revenue. Total revenue declined $4.2 million, or 21.5%, to $15.4 million for the three months ended March 31, 2003, from $19.6 million for the three months ended March 31, 2002. International revenue accounted for 52.8% of total revenue during the three months ended March 31, 2003 and 2002. No single customer accounted for more than 10.0% of total revenue during the three months ended March 31, 2003 or 2002.

     Software License. Software license revenue of $2.7 million was $1.4 million, or 35.4%, lower than the $4.1 million recorded during the three months ended March 31, 2002. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 17.9% for the three months ended March 31, 2003 versus 21.7% for the three months ended March 31, 2002. The lower software license revenue primarily occurred in North America and Japan.

     Services and Maintenance. Services and maintenance revenue declined $0.9 million, or 7.2%, to $11.0 million for the three months ended March 31, 2003 from $11.9 million for the three months ended March 31, 2002. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses increased to 73.5% for the three months ended March 31, 2003 from 62.1% for the three months ended March 31, 2002. The lower license revenue over the last several quarters has impacted services and maintenance revenues, since there have been fewer software implementation projects. As a result, revenue from consulting services has declined.

     Resale Software and Equipment. Resale software and equipment revenue declined $1.8 million, or 58.1%, to $1.3 million for the three months ended March 31, 2003, from $3.1 million for the three months ended March 31, 2002. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 8.7% for the three months ended March 31, 2003 versus 16.2% for the three months ended March 31, 2002. We delivered a large amount of hardware to a customer in Germany in the first quarter of 2002. Also, early in the first quarter of 2003, we delivered approximately $0.5 million of hardware to a customer who declared bankruptcy in April 2003. As a result, we did not recognize this revenue from the resale equipment sale and provided an estimated loss for the cost of the equipment. Resale software and equipment revenue decreased $3.3 million or 71.7% when compared with the preceding three months ended December 31, 2002. This decrease is attributed to a decline in resale revenues from our North American region and the exclusion of the revenue associated with the resale equipment sold to a customer that subsequently filed for bankruptcy.

Costs and Expenses

     Cost of Software Licenses. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses represented 11.2% of software license revenue for the three months ended March 31, 2003 and 2.7% for the three months ended March 31, 2002. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the three months ended March 31, 2003.

     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. As a percentage of services and maintenance revenue, cost of services and maintenance was approximately 64.6% for the three months ended March 31, 2003 compared to 68.9% for the three months ended March 31, 2002. Cost of services and maintenance were lowered by 13.1%, or $1.1 million, to $7.1 million for the three months ended March 31, 2003, from $8.2 million for the three months ended March 31, 2002. We were able to improve utilization of our staff and, as a result, we reduced the number of full time services and maintenance employees by 30.1%.

     Cost of Resale Software and Equipment. Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment decreased $1.2 million, or 44.2%, to $1.4 million for the three months ended March 31, 2003, from $2.6 million for the three months ended March 31, 2002. As a percentage of resale software and equipment revenue, cost of resale software and equipment was 75.4% for the three months ended March 31, 2003, and 83.0% for the three months ended March 31, 2002. This improvement was due to the sale of higher margin database software during the first quarter of 2003.

     Estimated Loss on Resale Equipment Sold to Company in Bankruptcy. We sold approximately $0.5 million of resale equipment early in the current quarter to a customer who subsequently filed bankruptcy in April 2003. As a result, we did not recognize the revenue from the equipment sale and provided $0.5 million loss for the cost of the equipment.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses declined $1.1 million, or 22.4%, to $3.9 million for the three months ended March 31, 2003, from $5.1 million for the three months ended March 31, 2002. The decline was related primarily to a 25.1% reduction in the number of sales and marketing employees, lower commission expenses for sales staff and partners as a result of lower software license revenues and lower marketing expense. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses were unchanged at 26.2% for the three months ended March 31, 2003, and 26.5% for the three months ended March 31, 2002.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses declined $0.5 million, or 16.1%, to $2.6 million for the three months ended March 31, 2003, from $3.1 million for the three months ended March 31, 2002. As a percentage of total revenue excluding reimbursable expenses, research and development expenses increased to 17.1% for the three months ended March 31, 2003, from 16.0% for the three months ended March 31, 2002. As a part of our cost reduction program, in late 2002 we signed a three-year agreement with a company to provide offshore development resources in India at a cost that will be lower than our historic development costs.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs declined $0.5 million, or 14.3%, to $2.7 million for the three months ended March 31, 2003, from $3.2 million for the three months ended March 31, 2002. This decline was due primarily to a 24.4% reduction in the number of general and administrative employees and contractors. Additionally, reduced depreciation expense caused by property and equipment write-offs associated with the facility closure actions during the prior year contributed to the decline in general and administrative expenses in the current quarter. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses increased to 18.2% for the three months ended March 31, 2003, from 16.6% for the three months ended March 31, 2002.

     Amortization of Intangible Assets. Amortization of intangible assets relates primarily to acquired developed software technology and assets acquired in connection with the 1997 acquisition of Dallas Systems. Amortization of intangible assets decreased $0.1 million to $0.2 million for the three months ended March 31, 2003, from $0.3 million for the three months ended March 31, 2002, and has decreased from $0.4 million for the three months ended December 31, 2002. The decline from the prior year is attributed to intangible assets acquired in the 1997 acquisition of Dallas Systems that were fully amortized in the final quarter of the prior year. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.2 million in amortization during the three months ended March 31, 2003.

     Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. Non-cash warrant and stock compensation expense decreased $0.1 million to $0.2 million for the three months ended March 31, 2003, from $0.3 million for the three months ended March 31, 2002, and $0.3 million for the three months ended December 31, 2002.

     Other Income (Expense). Other income (expense) consists of gains and losses from currency fluctuations, interest expense, and interest income on investments. The increase in other income from the first quarter of 2003 compared to the first quarter of 2002 of $0.2 million was due primarily to higher foreign exchange gains. Although we periodically buy forward contracts to hedge against certain foreign currency fluctuations, we may have foreign currency gains and losses that can significantly vary from quarter to quarter.

     Income Taxes. An income tax provision of $0.2 million was recognized during the three months ended March 31, 2003. The income tax provision was primarily due to foreign withholding taxes and taxes on income earned by foreign subsidiaries.

Liquidity and Capital Resources

     We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of March 31, 2003 we had approximately $33.1 million in cash and marketable securities, a decline of approximately $4.3 million from the end of 2002.

     Net cash used by operating activities was approximately $4.1 million for the three months ended March 31, 2003. The net loss before non-cash adjustments (depreciation and amortization, provision for losses on receivables, amortization of deferred compensation, and minority interest) was approximately $2.0 million, and operating assets and liabilities consumed approximately $2.1 million of cash. Although we generated approximately $4.3 million by lowering our receivable days from 80 days in the fourth quarter of 2002 to 72 days in the first quarter of 2003, we used approximately $7.6 million of cash from the reduction of accounts payable and accrued liabilities. The reduction of accounts payable was primarily due to payments to resale software and equipment vendors related to resale equipment deliveries that were made in the fourth quarter of 2002. The reduction of accrued liabilities was due primarily to payments for employee severance and lease payments on our abandoned Dallas facility related to cost reduction actions taken during 2002. Deferred revenues increased by approximately $1.3 million. Net cash used in operating activities was approximately $1.5 million for the comparable three months ended March 31, 2002.

     We used approximately $0.1 million for capital expenditures and approximately $0.1 million for scheduled debt payments. A similar amount of cash was used for capital expenditures in the first quarter of 2002. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2002. We expect that capital expenditures will not exceed $1.0 million for the next 12 months.

     In October 2002, the Company entered into a revolving line of credit agreement with a financial institution under which the Company can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including a minimum $10.0 million cash and marketable securities balance, restrictions on dividends and the facility is secured with all of the Company’s tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and the Company will pay a fee on the unused portion of the line of credit of 0.375% per annum. There were no borrowings under this agreement during the first quarter of 2003.

     We currently have operating lease obligations of approximately $41.5 million. Approximately $38.0 million of the total lease obligations relate to our Dallas facility lease for approximately 195,000 square feet, which expires in 2015. Currently, we occupy less than 50% of the space and we are attempting to sublease the unoccupied leased space. Provisions have been made for estimated losses on certain leases that are abandoned (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein), but cash payments will be required for the remainder of the existing lease obligations. If we are able to reach a settlement with the lessors of our abandoned Dallas facility on terms favorable to the Company within the next twelve months, additional settlement payments might be required which could be considerably higher than the scheduled operating lease payments during that period.

     Although we expect to continue to use some cash over the next six months due to operating losses, severance and facility related costs associated with the cost reduction actions taken during 2002, we believe that our existing working capital and the availability of cash under the new revolving credit line will be sufficient to fund our operations for at least the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain any additional required financing or that, if we can, the terms will be acceptable to us.

     We do not engage in any activities involving special purpose entities or off-balance sheet financing.

Special Note Regarding Forward-Looking Statements

     In addition to historical information, this filing and our Annual Report on Form 10-K contain forward-looking statements. Any statements contained herein (including, without limitation, statements to the effect that EXE or its management “believes,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “seeks,” “intends” and similar expressions) that relate to future events or conditions should be considered forward-looking statements. The forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled “Certain Factors That May Affect Future Results” below and in subsequently and previously filed reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligations to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We may not be profitable in the future.

     With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $63.9 million in 2001, $23.8 million in 2002 and $3.2 million for the three months ended March 31, 2003. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

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

     Joseph L. Cowan, our President and Chief Executive Officer, and Kenneth R. Vines, our Senior Vice President, Chief Financial Officer, Secretary and Treasurer, joined us in November 2002 and May 2002, respectively. Additionally, Mark Weaser, President, Asian Operations has been an employee of the Company for several years. The failure to integrate Mr. Cowan or Mr. Vines into the Company or with the senior management team, or the departure of one of the executives could disrupt our operations and harm our business and financial results.

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

     International revenue accounted for approximately 52.8% of our total revenue during the three months ended March 31, 2003, 52.2% of our total revenue during the year ended December 31, 2002, and 46.6% of our total revenue during the year ended December 31, 2001.

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

     Approximately 25.2% of our revenues were from our Asia Pacific region during the first quarter of 2003, where the Severe Acute Respiratory Syndrome (SARS) outbreak has occurred. Although we are hopeful that our business will not be significantly impacted by the uncertainty caused by the SARS outbreak, revenues could be negatively impacted until this illness is controlled.

Because many of our customers pay us in foreign currencies, we may be exposed to exchange rate risks and our profitability may suffer due to currency fluctuations.

     A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese Yen and Singapore Dollars and in Europe some of our contracts are denominated in the Euro. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction gains (losses) of $0.3 million for the three months ended March 31, 2003, $1.2 million for the year ended December 31, 2002, and $(0.5) million for the year ended December 31, 2001. We can give you no assurance that currency transaction losses will not adversely affect our results in future periods.

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

     We lease approximately 195,000 square feet of office space in Dallas, Texas under a lease that extends to 2015. Amounts due the landlord over the remaining term of the lease are in excess of $38.0 million. Currently, we occupy less than 50% of the office space. Approximately half of the office space has been abandoned and a reserve for the estimated loss has been provided in the Consolidated Financial Statements. Although we have attempted to renegotiate the lease terms, the landlord has been unwilling to modify the lease or reduce the lease cost. We have also been unable to sublease the excess office space. As a result, we will be required to continue to make significant lease payments in the future for the unused space.

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

     Five customers have requested defense and indemnification from us for threatened patent claims against them by a third party relating to bar code technology. For additional information about these requests, see “Item 1. Business — Intellectual Property” of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We market and sell our products in North America, South America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 46.6%, 52.2% and 52.8% of our total revenues for the years ended December 31, 2001 and 2002, and for the three months ended March 31, 2003, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.5) million, $1.2 million and $0.3 million for the years ended December 31, 2001 and 2002, and for the three months ended March 31, 2003, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     Our net assets denominated in currencies other than U.S. dollars as of March 31, 2003 were approximately $7.7 million. A potential loss in the value of these net assets resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.8 million.

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

     As of March 31, 2003, the Company had an outstanding forward currency exchange contract of $3.0 million to sell Japanese Yen that hedges certain foreign currency exposures. Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At March 31, 2003, the current market settlement values of the forward contracts would result in a loss of approximately $0.1 million.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

     (d)  The Company completed its initial public offering of 1,142,857 million shares of its common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-35106, effective August 3, 2000) on August 9, 2000. Total proceeds from the offering, including the exercise of the over-allotment option, were approximately $63.9 million net of underwriting discounts and commissions of approximately $5.0 million and other fees and expenses of approximately $1.8 million.

     From the date of receipt through March 31, 2003, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	4.2 million
Working capital	20.6 million

Total	$41.4 million

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company

10.1	Separation Agreement dated February 12, 2003 between Raymond R. Hood and the Company.

10.2	Consulting Agreement dated February 12, 2003 between Raymond R. Hood and the Company.

10.3	Second Amendment to Amended and Restated Employment Agreement dated January 1, 2003 between Mark R. Weaser and the Company.

99.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

     The Company filed a Form 8-K on January 2, 2003 reporting Item 5 with respect to its press release announcing that its board of directors has formally declared a one for seven reverse stock split of the Company’s common stock effective January 2, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: May 15, 2003	By:	/s/ Joseph L. Cowan
Joseph L. Cowan President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Kenneth R. Vines
Kenneth R. Vines Senior Vice President, Chief Financial Officer, Secretary and Treasurer

CERTIFICATIONS

I, Joseph L. Cowan, Chief Executive Officer of the registrant certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 15, 2003

/s/ Joseph L. Cowan

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

Dated: May 15, 2003

/s/ Kenneth R. Vines

Chief Financial Officer

INDEX TO EXHIBITS

3.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company

10.1	Separation Agreement dated February 12, 2003 between Raymond R. Hood and the Company.

10.2	Consulting Agreement dated February 12, 2003 between Raymond R. Hood and the Company.

10.3	Second Amendment to Amended and Restated Employment Agreement dated January 1, 2003 between Mark R. Weaser and the Company.

99.1	Certification pursuant to 18 U.S.C. Section 1350.