Form 10-Q
period 2003-06-30
EXE TECHNOLOGIES INC
filed 2003-08-13
CIK 1047262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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
YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003.

Common stock, $0.01 par value, 6,665,681 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	June 30,
	2002	2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,815,464	$32,006,559
Marketable securities, short-term	16,628,465	—
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $4,161,000 and $4,182,000 at December 31, 2002 and June 30, 2003	16,904,889	14,994,227
Other receivables and advances	329,568	783,773
Prepaid and other current assets	2,747,074	2,489,265

Total current assets	57,425,460	50,273,824
Property and equipment, net	4,432,882	3,504,069
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,499,891	1,166,557
Other assets	1,745,532	909,154

Total assets	$70,369,450	$61,119,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,094,823	$7,140,480
Accrued expenses	11,326,722	8,694,066
Accrued payroll and benefits	1,688,815	1,957,310
Deferred revenue	7,885,223	8,727,632
Current portion of long-term debt and capital lease obligations	521,458	511,189

Total current liabilities	30,517,041	27,030,677
Long-term debt and capital lease obligations, net of current portion	416,598	158,317
Long-term accrued expenses, net of current portion	8,888,841	7,629,606
Minority interest	198,779	163,413
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized - 150,000,000; shares issued - 6,807,813 and 6,822,099 at December 31, 2002 and June 30, 2003	68,078	68,221
Additional paid-in capital	178,871,117	178,926,832
Treasury stock, at cost, 156,418 shares of common stock at December 31, 2002 and June 30, 2003	(3,645,859)	(3,645,859)
Accumulated deficit	(143,402,453)	(147,463,973)
Deferred compensation	(809,338)	(498,338)
Other comprehensive loss	(733,354)	(1,249,607)

Total stockholders’ equity	30,348,191	26,137,276

Total liabilities and stockholders’ equity	$70,369,450	$61,119,289

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue:
Software license	$3,122,592	$3,464,701	$7,266,664	$6,140,504
Services and maintenance	12,831,201	12,659,741	24,694,834	23,663,851
Resale of software and equipment	2,000,300	3,241,443	5,099,369	4,540,912
Reimbursable expenses	477,017	456,690	1,006,215	890,376

Total revenue	18,431,110	19,822,575	38,067,082	35,235,643
Costs and expenses:
Cost of software licenses	86,305	170,275	199,381	470,144
Cost of services and maintenance	8,042,909	7,894,070	16,218,209	14,998,686
Cost of resale of software and equipment	1,655,829	2,651,260	4,228,063	3,630,576
Estimated loss on resale equipment sold to company in bankruptcy	—	—	—	456,866
Cost of reimbursable expenses	477,017	456,690	1,006,215	890,376
Sales and marketing	4,914,140	4,118,430	9,969,243	8,041,114
Research and development	2,907,218	2,234,622	5,960,601	4,797,067
General and administrative	3,018,315	3,009,549	6,195,616	5,733,063
Amortization of intangible assets	280,293	166,668	561,300	333,335
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	87,946	69,402	175,892	138,804
Sales and marketing	45,446	22,400	90,892	44,800
Research and development	45,446	33,416	90,892	66,832
General and administrative	89,847	30,282	179,694	116,422
Loss on lease abandonment	3,998,862	—	3,998,862	—
Employee severance and other facility closure costs	2,487,769	—	2,487,769	—

Total costs and expenses	28,137,342	20,857,064	51,362,629	39,718,085

Operating loss	(9,706,232)	(1,034,489)	(13,295,547)	(4,482,442)

Other income (expense):
Interest income	302,356	84,110	633,333	247,579
Interest expense	(20,928)	(14,862)	(50,816)	(30,792)
Other	807,198	357,447	753,693	609,991

Total other income (expense)	1,088,626	426,695	1,336,210	826,778

Loss before minority interest and taxes	(8,617,606)	(607,794)	(11,959,337)	(3,655,664)
Minority interest in subsidiary (income) loss	(4,150)	(14,843)	(9,171)	35,366

Loss before taxes	(8,621,756)	(622,637)	(11,968,508)	(3,620,298)
Income tax provision	178,821	199,856	178,821	441,222

Net loss	$(8,800,577)	$(822,493)	$(12,147,329)	$(4,061,520)

Net loss per common share - basic and diluted	(1.34)	(0.12)	(1.85)	(0.61)

Weighted average number of common shares outstanding - basic and diluted	6,578,519	6,665,681	6,568,880	6,662,348

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2003

Cash Flow from Operating Activities:
Net loss	$(12,147,329)	$(4,061,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,277,576	1,399,877
Write-down of property and equipment	1,032,408	—
Provision for losses on receivables	1,581,825	332,889
Amortization of deferred compensation	537,370	366,858
Minority interest	9,171	(35,366)
Changes in operating assets and liabilities:
Accounts receivable	5,958,741	1,577,773
Other receivables and advances	126,826	(454,205)
Prepaids and other current assets	(681,054)	257,809
Other long-term assets	840,225	836,378
Accounts payable	(11,035)	(1,954,343)
Accrued payroll and benefits	281,684	268,495
Deferred revenue	922,068	842,409
Accrued expenses	1,841,161	(3,891,891)
Other	(566,652)	(553,602)

Net cash provided by (used in) operating activities	2,002,985	(5,068,439)
Cash Flow from Investing Activities:
Purchases of property and equipment	(452,463)	(100,381)
Purchase of marketable securities	(6,210,000)	—
Proceeds from sale and maturities of marketable securities	9,503,794	16,628,465

Net cash provided by investing activities	2,841,331	16,528,084
Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	384,394	—
Payments on long-term debt and capital lease obligations	(218,628)	(268,550)

Net cash provided by (used in) financing activities	165,766	(268,550)

Net increase in cash and cash equivalents	5,010,082	11,191,095
Cash and cash equivalents at beginning of period	30,250,156	20,815,464

Cash and cash equivalents at end of period	$35,260,238	$32,006,559

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. These statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2002.

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

	As of June 30,

	2002	2003

Common stock options	1,298,100	1,414,596
Warrants	2,143	145,000

Total anti-dilutive securities excluded	1,300,243	1,559,596

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3.     Comprehensive Loss

          Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss	$(8,800,577)	$(822,493)	$(12,147,329)	$(4,061,520)
Foreign currency translation losses	(566,259)	(284,949)	(483,796)	(460,473)
Unrealized loss on securities available for sale	(12,032)	—	(128,355)	(55,780)

Total comprehensive loss	$(9,378,868)	$(1,107,442)	$(12,759,480)	$(4,577,773)

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

          Gains and losses arising from the changes in the fair value of forward currency exchange contracts are recognized as a component of other income (expense). At June 30, 2003, the Company did not have any outstanding forward currency exchange contracts.

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

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

5.     Stock-Based Compensation Plans (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Reported net loss	$(8,800,577)	$(822,493)	$(12,147,329)	$(4,061,520)
Stock compensation expense recorded under the intrinsic value method prescribed by APB 25	268,685	155,500	537,370	366,858
Stock-based employee compensation determined under the fair value method	(1,489,677)	(780,980)	(2,979,354)	(1,872,026)

Pro forma net loss	$(10,021,569)	$(1,447,973)	$(14,589,313)	$(5,566,688)

Reported net loss per common share - basic and diluted	$(1.34)	$(0.12)	$(1.85)	$(0.61)

Pro forma net loss per common share - basic and diluted	$(1.52)	$(0.22)	$(2.22)	$(0.84)

          The fair value for options was estimated at the date of grant using a Black-Scholes options pricing model and the following weighted-average assumptions for the three and six months ended June 30, 2002 and 2003: a risk-free interest rate of 4.47% in 2002, 2.07% for the three months ended March 31, 2003, and 1.97% for the three months ended June 30, 2003; no dividend; an expected life of three to five years; and a volatility for grants of 0.93 in 2002, 0.70 for the three months ended March 31, 2003, and 0.92 for the three months ended June 30, 2003.

6.     Segment Information

          The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. Total assets are presented net of intercompany receivables and payables. The Company’s geographic information as of and for the three and six months ended June 30, 2002 and 2003 is as follows:

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

Three months ended June 30, 2002
Revenue	$8,998,368	$4,848,868	$4,583,874	$—	$18,431,110
Amortization of intangible assets	280,293	—	—	—	280,293
Warrant and stock compensation expense	181,209	37,246	50,230	—	268,685
Provision for estimated loss on lease abandonment	3,900,000	98,862	—		3,998,862
Employee severance and other facility closure costs	2,252,745	133,105	101,919		2,487,769
Operating income (loss)	(10,028,920)	739,736	(417,048)	—	(9,706,232)

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6.     Segment Information (continued)

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

Six months ended June 30, 2002
Revenue	$18,275,236	$10,103,861	$9,687,985	$—	$38,067,082
Amortization of intangible assets	560,586	714	—	—	561,300
Warrant and stock compensation expense	362,418	74,492	100,460	—	537,370
Provision for estimated loss on lease abandonment	3,900,000	98,862	—		3,998,862
Employee severance and other facility closure costs	2,252,745	133,105	101,919		2,487,769
Operating income (loss)	(13,707,715)	759,158	(346,990)	—	(13,295,547)
As of June 30, 2002
Property and equipment, net	$4,218,833	$1,094,648	$766,736	$—	$6,080,217
Total assets	81,017,460	3,985,191	1,159,911	(4,108,034)	82,054,528
Three months ended June 30, 2003
Revenue	$9,881,313	$4,897,782	$5,043,480	$—	$19,822,575
Amortization of intangible assets	166,668	—	—	—	166,668
Warrant and stock compensation expense	46,634	47,078	61,788	—	155,500
Operating income (loss)	(1,260,401)	399,066	(173,154)	—	(1,034,489)
Six months ended June 30, 2003
Revenue	$17,152,156	$9,154,113	$8,929,374	$—	$35,235,643
Amortization of intangible assets	333,335	—	—	—	333,335
Warrant and stock compensation expense	149,126	94,156	123,576	—	366,858
Operating income (loss)	(4,383,734)	551,229	(649,937)	—	(4,482,442)
As of June 30, 2003
Property and equipment, net	$2,254,843	$744,377	$504,849	$—	$3,504,069
Total assets	47,399,251	9,764,127	8,090,552	(4,134,641)	61,119,289

7.     Income Taxes

          Income tax provisions are primarily due to foreign withholding taxes and taxes on income earned by foreign subsidiaries. The Company has established a valuation allowance to reserve its net deferred tax assets due to the uncertainty of the timing and amount of future taxable income.

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

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

9.     Employee Severance and Lease Abandonment

          During the years ended December 31, 2001 and 2002, the Company implemented various cost reduction actions to lower the Company’s cost structure, including employee severance, the write-off of equipment and the abandonment of certain leased facilities. As a result, charges totaling approximately $14.3 million and $9.7 million were charged against operating results during the years ended December 31, 2001 and 2002, respectively. Of these charges, $6.5 million were recorded during the six months ended June 30, 2002, including $1.4 million for severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees, $4.0 million for abandoned facility losses, and $1.1 million for other facility closure costs primarily for the write-down of property and equipment. Additionally, the 2002 charges included approximately $1.4 million in severance paid to the Company’s former Chief Executive Officer in March 2003, in accordance with his employment agreement.

          The Company has made cash payments of approximately $12.5 million, of which approximately $3.6 million was paid during the six months ended June 30, 2003. Additionally, the Company has written-off approximately $1.6 million in non-cash charges against the reserves established for these various cost reduction actions.

          Substantially all of the remaining liability of $9.9 million at June 30, 2003 related to the abandoned Dallas facility lease. Approximately $6.9 million of the liability is classified as a long term liability and is expected to be paid through 2009. The estimated liability includes estimates pertaining to sublease rates and vacancy periods. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

          At June 30, 2003, the Company occupied less than 50% of the Dallas facility, most of which has been abandoned. The Company is attempting to sublease the unoccupied leased space and continues to have discussions with the lessor regarding a restructuring or a termination of the Dallas lease. If the Company is able to reach a settlement with the lessor on terms favorable to the Company, the settlement payment could significantly increase the Company's near term cash requirements but could reduce monthly lease payments in the future. If a satisfactory settlement cannot be reached and the unoccupied space cannot be subleased, the Company will be required to continue to make significant scheduled lease payments and pay operating expenses over the remaining lease term and this could result in additional reserve requirements above those recorded at June 30, 2003.

10.     Related Party Transactions

          In October 2002, the Company entered into an agreement with a company in India to provide development services, with a minimum obligation of $2.1 million over a three-year period. A shareholder of the Company, who owns approximately 6% of the outstanding shares, has an indirect financial interest in the India operation. The Company believes that the terms of this agreement are on an arms length basis. The Company has expensed $ 0.7 million for these development services during the six months ended June 30, 2003.

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

          Our business has been adversely impacted for the last two years by a number of factors. A major factor has been the global slowdown in customer spending for large-scale IT projects. We made significant progress in lowering our cost structure in the first six months of 2003. Sales and marketing, research and development and general and administrative expenses declined approximately $3.6 million, or 16.1%, compared to the first six months of 2002. Although our business volumes improved in the second quarter of 2003 and our net loss was significantly lower than in the previous quarters, we continue to have operating losses.

          In response to the less than satisfactory operating performance, we took a number of actions in 2002 to improve operating performance. First, we have substantially reduced our cost structure to more closely align with our current levels of revenue. These actions included, among other things, a 17% reduction in global headcount, the closure of our Philadelphia office, the consolidation of our North American professional services and development operations in Dallas and expanding our lower-cost offshore development activities. We also replaced our Chief Executive Officer and Chief Financial Officer, and eliminated the Chief Operating Officer function.

          As a result of these actions in 2002 and other actions taken in 2001, we made provisions for severance and related employee costs, facility closure costs and estimated losses on abandoned facilities totaling $9.7 million and $14.3 million in 2002 and 2001, respectively. Of these charges, $6.5 million were recorded in the second quarter of 2002. The remaining liability at June 30, 2003 is approximately $9.9 million, of which, $6.9 million is long-term and expected to be paid through 2009. Should additional cost reduction actions be required in the future or if management’s estimates of the losses on the current abandoned facility leases are inadequate, future provisions could be required.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenue

          Total Revenue. Total revenue increased $1.4 million, or 7.5%, to $19.8 million for the three months ended June 30, 2003, from $18.4 million for the three months ended June 30, 2002. International revenue accounted for 50.2% and 51.2% of total revenue during the three months ended June 30, 2003 and 2002, respectively. No single customer accounted for more than 10.0% of total revenue during the three months ended June 30, 2003 or 2002.

          Software License. Software license revenue of $3.5 million for the three months ended June 30, 2003 was $0.4 million, or 11.0%, higher than the $3.1 million recorded during the three months ended June 30, 2002. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 17.9% for the three months ended June 30, 2003 versus 17.4% for the three months ended June 30, 2002. The growth in software license revenue was primarily attributable to a higher volume in Europe.

          Services and Maintenance. Services and maintenance revenue declined $0.1 million, or 1.3%, to $12.7 million for the three months ended June 30, 2003 from $12.8 million for the three months ended June 30, 2002. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses declined to 65.4% for the three months ended June 30, 2003 from 71.5% for the three months ended June 30, 2002. This decline is largely attributed to a larger volume of resale software and equipment shipments during the three months ended June 30, 2003. Services and maintenance revenue during the current quarter increased $1.7 million, or 15.0%, when compared with the preceding three months ended March 31, 2003. This increase was attributed to a large implementation rollout project for a customer in Japan.

          Resale Software and Equipment. Resale software and equipment revenue increased $1.2 million, or 62.0%, to $3.2 million for the three months ended June 30, 2003, from $2.0 million for the three months ended June 30, 2002. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 16.7% for the three months ended June 30, 2003 versus 11.1% for the three months ended June 30, 2002. This increase was due to a higher volume of shipments in the North American region. Resale software and equipment revenue increased $1.9 million when compared with the preceding three months ended March 31, 2002. This increase is attributed to an increase in resale revenues from our North American region.

Costs and Expenses

          Cost of Software Licenses. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses represented 4.9% of software license revenue for the three months ended June 30, 2003 and 2.8% for the three months ended June 30, 2002. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the three months ended June 30, 2003.

          Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. As a percentage of services and maintenance revenue, cost of services and maintenance was approximately 62.4% for the three months ended June 30, 2003 compared to 62.7% for the three months ended June 30, 2002. Cost of services and maintenance decreased 1.9%, or $0.1 million, to $7.9 million for the three months ended June 30, 2003, from $8.0 million for the three months ended June 30, 2002. Increased costs during the current quarter associated with the use of a subcontractor to perform a large implementation rollout project for a customer in Japan were substantially offset by lower internal staff costs and higher staff utilization.

          Cost of Resale Software and Equipment. Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment increased $1.0 million, or 60.1%, to $2.7 million for the three months ended June 30, 2003, from $1.7 million for the three months ended June 30, 2002. This increase was due to a large resale transaction for a customer in our North American region during the current quarter. As a percentage of resale software and equipment revenue, cost of resale software and equipment was 81.8% for the three months ended June 30, 2003, and 82.8% for the three months ended June 30, 2002.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses declined $0.8 million, or 16.2%, to $4.1 million for the three months ended June 30, 2003, from $4.9 million for the three months ended June 30, 2002. The decline was related primarily to a 26.0% reduction in the number of sales and marketing employees and lower marketing expense. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses declined to 21.3% for the three months ended June 30, 2003, from 27.4% for the three months ended June 30, 2002.

          Research and Development. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses declined $0.7 million, or 23.1%, to $2.2 million for the three months ended June 30, 2003, from $2.9 million for the three months ended June 30, 2002. As a percentage of total revenue excluding reimbursable expenses, research and development expenses decreased to 11.5% for the three months ended June 30, 2003, from 16.2% for the three months ended June 30, 2002. As a part of our cost reduction program, in late 2002 we signed a three-year agreement with a company to provide offshore development resources in India at a cost that is lower than our historic development costs. Additionally, we reduced the number of full time research and development employees in North America.

          General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs were unchanged at $3.0 million for the three months ended June 30, 2003, and 2002. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses decreased to 15.5% for the three months ended June 30, 2003, from 16.8% for the three months ended June 30, 2002.

          Amortization of Intangible Assets. Amortization of intangible assets relates primarily to acquired developed software technology and assets acquired in connection with the 1997 acquisition of Dallas Systems. Amortization of intangible assets decreased $0.1 million to $0.2 million for the three months ended June 30, 2003, from $0.3 million for the three months ended June 30, 2002. The decline from the prior year is attributed to intangible assets acquired in the 1997 acquisition of Dallas Systems that were fully amortized in the final quarter of the prior year. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.2 million in amortization during the three months ended June 30, 2003.

          Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. Non-cash warrant and stock compensation expense decreased $0.1 million to $0.2 million for the three months ended June 30, 2003, from $0.3 million for the three months ended June 30, 2002.

          Estimated Provisions for Lease Abandonment, Employee Severance and Other Facility Closure Costs. In response to the continued global slowdown in customer spending for large-scale IT projects, we launched additional cost reduction actions during the second quarter of 2002. These actions, which included the consolidation of the U.S. professional services and development activities into one location in Dallas and the expansion of our offshore development operations, resulted in a charge of approximately $6.5 million in the second quarter of 2002. The provisions consisted of approximately $1.4 million for estimated severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees and approximately $1.1 million for the estimated loss on the abandonment of leased office space in Philadelphia. Additionally, we provided $2.9 million for additional estimated losses associated with facilities previously abandoned and $1.1 million in other facility closure costs primarily for the write-down of property and equipment.

          Other Income (Expense). Other income (expense) consists of gains and losses from currency fluctuations, interest expense, and interest income on investments. Other income declined $0.7 million to $0.4 million during three months ended June 30, 2003 compared to $1.1 million during the three months ended June 30, 2002. This decline was primarily due to lower foreign currency gains and lower interest earned on investment securities.

          Income Taxes. An income tax provision of $0.2 million was recognized during the three months ended June 30, 2003 and 2002. The income tax provisions were primarily due to foreign withholding taxes and taxes on income earned by foreign subsidiaries.

Six months Ended June 30, 2003 Compared to the Six months Ended June 30, 2002

Revenue

          Total Revenue. Total revenue decreased $2.9 million, or 7.4%, to $35.2 million for the six months ended June 30, 2003, from $38.1 million for the six months ended June 30, 2002. International revenue accounted for 51.3% and 52.0% of total revenue during the six months ended June 30, 2003 and 2002, respectively. No single customer accounted for more than 10.0% of total revenue during the six months ended June 30, 2003 or 2002.

          Software License. Software license revenue of $6.1 million for the six months ended June 30, 2003 was $1.2 million, or 15.5%, lower than the $7.3 million recorded during the six months ended June 30, 2002. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 17.9% for the six months ended June 30, 2003 versus 19.6% for the six months ended June 30, 2002. The lower software license revenue primarily occurred in our North America and Asia Pacific regions.

          Services and Maintenance. Services and maintenance revenue declined $1.0 million, or 4.2%, to $23.7 million for the six months ended June 30, 2003 from $24.7 million for the six months ended June 30, 2002. The lower license revenue of the last several quarters has impacted services and maintenance revenues, since there have been fewer software implementation projects. As a result, revenue from consulting services has declined. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses increased to 68.9% for the six months ended June 30, 2003 from 66.6% for the six months ended June 30, 2002.

          Resale Software and Equipment. Resale software and equipment revenue decreased $0.6 million, or 11.0%, to $4.5 million for the six months ended June 30, 2003, from $5.1 million for the six months ended June 30, 2002. This decline was due to the exclusion of $0.5 million of revenue associated with resale equipment sold to a customer during the first quarter of 2003 that subsequently filed for bankruptcy. We did not recognize this revenue from the resale equipment sale and provided an estimated loss for the cost of the equipment. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 13.2% for the six months ended June 30, 2003 versus 13.8% for the six months ended June 30, 2002.

Costs and Expenses

          Cost of Software Licenses. Cost of software licenses represented 7.7% of software license revenue for the six months ended June 30, 2003 and 2.7% for the six months ended June 30, 2002. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the six months ended June 30, 2003.

          Cost of Services and Maintenance. Cost of services and maintenance were lower by 7.5%, or $1.2 million, to $15.0 million for the six months ended June 30, 2003, from $16.2 million for the six months ended June 30, 2002. As a percentage of services and maintenance revenue, cost of services and maintenance was approximately 63.4% for the six months ended June 30, 2003 compared to 65.7% for the six months ended June 30, 2002. This improvement was due to improved utilization of our staff and the reduced number of full time services and maintenance employees.

          Cost of Resale Software and Equipment. Cost of resale software and equipment decreased $0.6 million, or 14.1%, to $3.6 million for the six months ended June 30, 2003, from $4.2 million for the six months ended June 30, 2002. As a percentage of resale software and equipment revenue, cost of resale software and equipment was improved to 80.0% for the six months ended June 30, 2003, compared to 82.9% for the six months ended June 30, 2002, due to sales of higher margin database software during 2003.

          Estimated Loss on Resale Equipment Sold to Company in Bankruptcy. We sold approximately $0.5 million of resale equipment early in the first quarter of 2003 to a customer who subsequently filed bankruptcy in April 2003. As a result, we did not recognize the revenue from the equipment sale and provided $0.5 million loss for the cost of the equipment.

          Sales and Marketing. Sales and marketing expenses declined $2.0 million, or 19.3%, to $8.0 million for the six months ended June 30, 2003, from $10.0 million for the six months ended June 30, 2002. The decline was related primarily to a 25.0% reduction in the number of sales and marketing employees. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses declined to 23.4% for the six months ended June 30, 2003, from 26.9% for the six months ended June 30, 2002.

          Research and Development. Research and development expenses declined $1.2 million, or 19.5%, to $4.8 million for the six months ended June 30, 2003, from $6.0 million for the six months ended June 30, 2002. As a percentage of total revenue excluding reimbursable expenses, research and development expenses decreased to 14.0% for the six months ended June 30, 2003, from 16.1% for the six months ended June 30, 2002. As a part of our cost reduction program, in late 2002 we signed a three-year agreement with a company to provide offshore development resources in India at a cost that is lower than our historic development costs. Additionally, we reduced the number of full time research and development employees in North America.

          General and Administrative. General and administrative costs declined $0.5 million, or 7.5%, to $5.7 million for the six months ended June 30, 2003, from $6.2 million for the six months ended June 30, 2002. The decline is largely attributed to lower depreciation costs due to asset disposals and retirements and lower payroll cost due to staff reductions. As a percentage of total revenue, excluding reimbursable expenses, general and administrative expenses were 16.7% for both the six months ended June 30, 2003 and 2002.

          Amortization of Intangible Assets. Amortization of intangible assets relates primarily to acquired developed software technology and assets acquired in connection with the 1997 acquisition of Dallas Systems. Amortization of intangible assets decreased $0.3 million to $0.3 million for the six months ended June 30, 2003, from $0.6 million for the six months ended June 30, 2002. The decline from the prior year is attributed to intangible assets acquired in the 1997 acquisition of Dallas Systems that were fully amortized in the final quarter of the prior year. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.3 million in amortization during the six months ended June 30, 2003.

          Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represented the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. Non-cash warrant and stock compensation expense decreased $0.1 million to $0.4 million for the six months ended June 30, 2003, from $0.5 million for the six months ended June 30, 2002.

          Estimated Provisions for Lease Abandonment, Employee Severance and Other Facility Closure Costs. During the years ended December 31, 2001 and 2002, the Company implemented various cost reduction actions to lower the Company’s cost structure, including employee severance, the write-off of equipment and the abandonment of certain leased facilities. As a result, charges totaling approximately $14.3 million and $9.7 million were charged against operating results in 2001 and 2002, respectively. Of these charges, $6.5 million were recorded during the six months ended June 30, 2002.

          We have made payments of approximately $12.5 million, of which approximately $3.6 million were paid during the six months ended June 30, 2003, and have written-off approximately $1.6 million in non-cash charges against the reserves established for the various cost reduction actions that occurred during 2002 and 2001. The remaining liability at June 30, 2003 is approximately $9.9 million, of which $6.9 million is long-term and is expected to be paid though 2009. The reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

          Other Income (Expense). Other income declined $0.5 million to $0.8 million during the six months ended June 30, 2003 compared to $1.3 million during the six months ended June 30, 2002. This decline was primarily due to lower foreign currency gains and lower interest earned on investment securities.

          Income Taxes. An income tax provision of $0.4 million and $0.2 million was recognized during the six months ended June 30, 2003 and 2002, respectively. The income tax provisions were primarily due to foreign withholding taxes and taxes on income earned by foreign subsidiaries.

Liquidity and Capital Resources

          We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of June 30, 2003 we had approximately $32.0 million in cash and marketable securities, a decline of approximately $5.4 million from the end of 2002.

          Net cash used by operating activities was approximately $5.1 million for the six months ended June 30, 2003. The net loss adjusted for non-cash adjustments (depreciation and amortization, provision for losses on receivables, amortization of deferred compensation, and minority interest) was approximately $2.0 million, and operating assets and liabilities consumed approximately $3.1 million of cash. Although we generated approximately $1.6 million of cash by lowering our receivable days from 80 days in the fourth quarter of 2002 to 68 days in the second quarter of 2003, we used approximately $4.7 million of cash primarily from the reduction of accounts payable and accrued liabilities. The reduction of accounts payable was primarily due to payments to resale software and equipment vendors related to resale equipment deliveries that were made in the fourth quarter of 2002. The reduction of accrued liabilities was due primarily to payments for employee severance and lease payments on our abandoned Dallas facility related to cost reduction actions taken during 2002. Net cash provided by operating activities was approximately $2.0 million for the comparable six month period in 2002.

          During the six months ended June 30, 2003, we used approximately $0.1 million for capital expenditures and approximately $0.3 million for scheduled debt payments. Capital expenditures in the first half of 2002 were approximately $0.5 million. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2002. We expect that capital expenditures will not exceed $1.0 million for the next 12 months.

          In October 2002, we entered into a revolving line of credit agreement with a financial institution under which we can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including a minimum $10.0 million cash and marketable securities balance, restrictions on dividends and the facility is secured with all of our tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and we will pay a fee on the unused portion of the line of credit of 0.375% per annum. As of June 30, 2003, we have had no borrowings under this agreement.

          We currently have operating lease obligations of approximately $40.7 million. Approximately $37.2 million of the total lease obligations relate to our Dallas facility lease for approximately 195,000 square feet, which expires in 2015. Currently, we occupy less than 50% of the Dallas facility and we are attempting to sublease the unoccupied leased space. A provision has been made for estimated losses on the portion of the Dallas lease that has been abandoned (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein), but cash payments will be required for the remaining term of the existing lease obligation.

          We have had discussions with the lessor regarding a restructuring or a termination of the Dallas lease. To date, we have been unable to reach an agreement acceptable to us. If we are able to reach a settlement with the lessor on terms favorable to the Company, the settlement payment could significantly increase our near term cash requirements, but could reduce monthly lease payments in the future. If a satisfactory settlement cannot be reached and the unoccupied space cannot be subleased, we will be required to continue to make the significant scheduled lease payments and pay operating expenses over the remaining lease term and this could result in additional reserve requirements above those recorded at June 30, 2003.

          We believe that our existing working capital and the availability of cash under the revolving credit line will be sufficient to fund our operations for at least the next year. However, there can be no assurance that we will not require additional financing in the future. We cannot be sure that we will be able to obtain any additional required financing or that, if we can, the terms will be acceptable to us.

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

We may not be profitable in the future.

          With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $63.9 million in 2001, $23.8 million in 2002 and $4.1 million for the six months ended June 30, 2003. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

Our non-cancelable, long-term lease of office space in Dallas, Texas is substantially in excess of our expected facility requirements resulting in significant future cash obligations for unused office space, which could negatively impact our financial condition in the future.

          We lease approximately 195,000 square feet of office space in Dallas, Texas under a lease that extends to 2015. Amounts due the landlord over the remaining term of the lease are in excess of $37.2 million. Currently, we occupy less than 50% of the Dallas facility and we are attempting to sublease the unoccupied leased space. A provision has been made for estimated losses on the portion of the Dallas lease that has been abandoned (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein), but cash payments will be required for the remaining term of the existing lease obligation.

          We have had discussions with the lessor regarding a restructuring or a termination of the Dallas lease. To date, we have been unable to reach an agreement acceptable to us. If we are able to reach a settlement with the lessor on terms favorable to the Company, the settlement payment could significantly increase our near term cash requirements, but could reduce monthly lease payments in the future. If a satisfactory settlement cannot be reached and the unoccupied space cannot be subleased, we will be required to continue to make the significant scheduled lease payments and pay operating expenses over the remaining lease term and this could result in additional reserve requirements above those recorded at June 30, 2003.

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

We depend on the services of a number of key personnel. A loss of any of these personnel could disrupt our operations and result in reduced revenue.

          Our success depends on the continued services and performance of our senior management staff. The loss of the services of any of our senior management staff or key employees could seriously impair our ability to operate and achieve our objectives, which could reduce our revenue. We have employment agreements with all of our executive officers. However, these employment agreements do not prevent key employees from voluntarily terminating their employment with us.

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

          International revenue accounted for approximately 51.3% of our total revenue during the six months ended June 30, 2003, 52.2% of our total revenue during the year ended December 31, 2002, and 46.6% of our total revenue during the year ended December 31, 2001.

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

          Approximately 25.3% of our revenues were from our Asia Pacific region during the six months ended June 30, 2003, where the Severe Acute Respiratory Syndrome (SARS) outbreak has occurred. Although we are hopeful that our business will not be significantly impacted by the uncertainty caused by the SARS outbreak, revenues could be negatively impacted until this illness is controlled.

Because many of our customers pay us in foreign currencies, we may be exposed to exchange rate risks and our profitability may suffer due to currency fluctuations.

          A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese Yen and Singapore Dollars and in Europe some of our contracts are denominated in the Euro. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction gains (losses) of $0.7 million for the six months ended June 30, 2003, $1.2 million for the year ended December 31, 2002, and $(0.5) million for the year ended December 31, 2001. We can give you no assurance that currency transaction losses will not adversely affect our results in future periods.

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

          Five customers have requested defense and indemnification from us for threatened patent claims against them by a third party relating to bar code technology. For additional information about these requests, see “Item 1. Business—Intellectual Property” of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

          Our certificate of incorporation authorizes the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to determine the price and terms of any preferred stock. The ability of our board of directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes of control by discouraging open market purchases of our common stock or a non-

negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our stockholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We market and sell our products in North America, South America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 46.6%, 52.2% and 51.3% of our total revenues for the years ended December 31, 2001 and 2002, and for the six months ended June 30, 2003, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.5) million, $1.2 million and $0.7 million for the years ended December 31, 2001 and 2002, and for the six months ended June 30, 2003, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

          Our net assets denominated in currencies other than U.S. dollars as of June 30, 2003 were approximately $9.1 million. A potential loss in the value of these net assets resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.9 million.

          In January 2001, we began a foreign currency-hedging program to hedge certain nonfunctional currency exposure. Forward currency exchange contracts are utilized by us to reduce foreign currency exchange risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. We do not hold derivative financial instruments for trading or speculative purposes. At June 30, 2003, we do not have any outstanding foreign currency exchange contracts.

          We used a portion of the proceeds obtained from our August 2000 initial public offering to repay all outstanding amounts under our revolving credit facility and term loan, which we subsequently terminated. To the extent that we enter into a new credit facility in the future, future interest expense could be subject to fluctuations based on the general level of U.S. interest rates.

ITEM 4. CONTROLS AND PROCEDURES

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

          During our fiscal quarter ended June 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          From the date of receipt through June 30, 2003, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	4.4 million
Working capital	21.3 million

Total	$42.3 million

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amended and Restated Employment Agreement dated May 13, 2003 between Kenneth R. Vines and the Company.

10.2	Third Amendment to Amended and Restated Employment Agreement between Mark R. Weaser and the Company.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

          On April 25, 2003, the Company filed a current report on Form 8-K under Item 9. Regulation FD Disclosure (pursuant to Item 12. Results of Operations and Financial Condition) announcing that on April 24, 2003, the Company issued a press release with its fiscal 2003 first quarter results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC.

Date: August 13, 2003	By:	/s/ Joseph L. Cowan

Joseph L. Cowan
President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Kenneth R. Vines

Kenneth R. Vines
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer

INDEX TO EXHIBITS

10.1	Amended and Restated Employment Agreement dated May 13, 2003 between Kenneth R. Vines and the Company.

10.2	Third Amendment to Amended and Restated Employment Agreement between Mark R. Weaser and the Company.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.