Form 10-Q
period 2003-09-30
EXE TECHNOLOGIES INC
filed 2003-11-14
CIK 1047262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2003.

Common stock, $0.01 par value, 6,669,748 shares outstanding.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	September 30,
	2002	2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,815,464	$29,421,248
Marketable securities, short-term	16,628,465	—
Accounts receivable, net of allowance for doubtful accounts and adjustments of approximately $4,161,000 and $3,454,000 at December 31, 2002 and September 30, 2003, respectively	16,904,889	14,466,599
Other receivables and advances	329,568	576,219
Prepaid and other current assets	2,747,074	2,735,930

Total current assets	57,425,460	47,199,996
Property and equipment, net	4,432,882	3,156,699
Goodwill, net	5,265,685	5,265,685
Intangible assets, net	1,499,891	999,889
Other assets	1,745,532	922,997

Total assets	$70,369,450	$57,545,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,094,823	$6,670,442
Accrued expenses	11,326,722	9,306,151
Accrued payroll and benefits	1,688,815	1,827,685
Deferred revenue	7,885,223	7,671,155
Current portion of long-term debt and capital lease obligations	521,458	499,978

Total current liabilities	30,517,041	25,975,411
Long-term debt and capital lease obligations, net of current portion	416,598	41,649
Long-term accrued expenses, net of current portion	8,888,841	6,344,186
Minority interest	198,779	148,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: shares authorized - 20,000,000; none issued or outstanding	—	—
Common stock, voting, $.01 par value: shares authorized - 150,000,000; shares issued - 6,807,813 and 6,823,599 at December 31, 2002 and September 30, 2003	68,078	68,236
Additional paid-in capital	178,871,117	178,743,706
Treasury stock, at cost, 156,418 shares of common stock at December 31, 2002 and September 30, 2003	(3,645,859)	(3,645,859)
Accumulated deficit	(143,402,453)	(148,379,076)
Deferred compensation	(809,338)	(230,397)
Other comprehensive loss	(733,354)	(1,521,154)

Total stockholders’ equity	30,348,191	25,035,456

Total liabilities and stockholders’ equity	$70,369,450	$57,545,266

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue:
Software license	$2,694,478	$2,809,924	$9,961,142	$8,950,428
Services and maintenance	12,283,217	12,408,929	36,978,051	36,072,780
Resale of software and equipment	1,319,348	3,485,029	6,418,717	8,025,941
Reimbursable expenses	436,813	383,952	1,443,028	1,274,328

Total revenue	16,733,856	19,087,834	54,800,938	54,323,477
Costs and expenses:
Cost of software licenses	236,521	218,100	435,902	688,244
Cost of services and maintenance	7,860,928	7,509,788	24,079,137	22,508,474
Cost of resale of software and equipment	1,079,373	2,717,141	5,307,436	6,347,717
Estimated loss on resale equipment sold to company in bankruptcy	—	—	—	456,866
Cost of reimbursable expenses	436,813	383,952	1,443,028	1,274,328
Sales and marketing	4,479,519	3,430,771	14,448,762	11,471,885
Research and development	2,853,288	2,262,853	8,813,889	7,059,920
General and administrative	2,810,607	2,556,288	9,006,223	8,289,351
Amortization of intangible assets	335,848	166,667	897,148	500,002
Warrant and stock compensation expense allocated to:
Cost of services and maintenance	49,918	32,382	225,810	171,186
Sales and marketing	38,893	10,452	129,785	55,252
Research and development	38,893	15,591	129,785	82,423
General and administrative	83,294	18,530	262,988	134,952
Loss on lease abandonment	—	—	3,998,862	—
Employee severance and other facility closure costs	—	—	2,487,769	—

Total costs and expenses	20,303,895	19,322,515	71,666,524	59,040,600

Operating loss	(3,570,039)	(234,681)	(16,865,586)	(4,717,123)

Other income (expense):
Interest income	242,123	67,755	875,456	315,334
Interest expense	(23,662)	(11,526)	(74,478)	(42,318)
Merger expense	—	(796,397)	—	(796,397)
Other	(25,152)	403,145	728,541	1,013,136

Total other income (expense)	193,309	(337,023)	1,529,519	489,755

Loss before minority interest and taxes	(3,376,730)	(571,704)	(15,336,067)	(4,227,368)
Minority interest in subsidiary (income) loss	(5,768)	14,849	(14,939)	50,215

Loss before taxes	(3,382,498)	(556,855)	(15,351,006)	(4,177,153)
Income tax provision	149,889	358,248	328,710	799,470

Net loss	$(3,532,387)	$(915,103)	$(15,679,716)	$(4,976,623)

Net loss per common share — basic and diluted	$(0.54)	$(0.14)	$(2.39)	$(0.75)

Weighted average number of common shares outstanding — basic and diluted	6,579,967	6,666,216	6,572,576	6,663,637

See accompanying notes.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2003

Cash Flow from Operating Activities:
Net loss	$(15,679,716)	$(4,976,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,335,348	1,995,873
Write-down of property and equipment	1,032,408	—
Provision for losses on receivables	1,788,521	558,724
Amortization of deferred compensation	748,368	443,813
Minority interest	14,939	(50,215)
Changes in operating assets and liabilities:
Accounts receivable	8,499,720	1,879,566
Other receivables and advances	85,047	(246,651)
Prepaids and other current assets	(2,873,378)	11,144
Other long-term assets	704,915	822,535
Accounts payable	(601,360)	(2,424,381)
Accrued payroll and benefits	(254,477)	138,870
Deferred revenue	1,136,670	(214,068)
Accrued expenses	1,283,592	(4,565,225)
Other	(442,114)	(785,851)

Net cash used in operating activities	(1,221,517)	(7,412,489)
Cash Flow from Investing Activities:
Purchases of property and equipment	(605,241)	(221,638)
Purchase of developed software technology	(1,000,000)	—
Purchase of marketable securities	(15,710,000)	—
Proceeds from sale and maturities of marketable securities	17,064,831	16,628,465

Net cash provided by (used in) investing activities	(250,410)	16,406,827
Cash Flow from Financing Activities:
Issuance of common stock for options and warrants	384,394	7,875
Payments on long-term debt and capital lease obligations	(355,279)	(396,429)

Net cash provided by (used in) financing activities	29,115	(388,554)

Net increase (decrease) in cash and cash equivalents	(1,442,812)	8,605,784
Cash and cash equivalents at beginning of period	30,250,156	20,815,464

Cash and cash equivalents at end of period	$28,807,344	$29,421,248

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the results have been included for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. These statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2002.

     All share and per share amounts in the accompanying financial statements and footnotes have been adjusted to reflect the Company’s one for seven reverse stock split which was effective January 2, 2003. Certain amounts in prior years financial statements have been reclassified to conform to the current year presentation.

2. Pending Merger with a Subsidiary of SSA Global Technologies, Inc.

     On August 15, 2003, the Company entered into a definitive agreement with SSA Global Technologies, Inc. (SSA GT), under which a subsidiary of SSA GT will merge into the Company and all holders of the Company’s outstanding common stock will receive $7.10 per share in cash. The acquisition is subject to approval of a majority of the Company’s stockholders as well as regulatory and certain other customary conditions. The Company intends to mail a proxy statement to our stockholders and hold a stockholders’ meeting to vote on the merger during the fourth quarter of 2003. If the stockholders approve the merger, it is anticipated that the acquisition will be completed shortly thereafter. Once the acquisition is completed, the Company will be a wholly-owned subsidiary of SSA GT, and the Company’s outstanding common stock will no longer be publicly traded.

     A company, who owns 30.1% of the Company's shares of common stock, also owns 25.0% of the capital stock of SSA GT.

     Approximately $0.8 million of merger-related costs, including outside legal costs, investment banker fees, accounting fees, and printing costs were expensed in the third quarter of 2003. Additional merger-related costs are expected to be incurred in the fourth quarter of 2003.

3. Net Loss Per Share

     The Company computes net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period.

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Net Loss Per Share (continued)

     Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of warrants and stock options (using the treasury stock method), if dilutive. Diluted loss per common share is the same as basic loss per common share for all periods presented because all potentially dilutive securities were anti-dilutive. The following table sets forth anti-dilutive securities that have been excluded from diluted earnings per share for the periods presented:

	As of September 30,

	2002	2003

Common stock options	1,332,566	1,380,788
Warrants	145,000	145,000

Total anti-dilutive securities excluded	1,477,566	1,525,788

4. Comprehensive Loss

     Comprehensive loss includes foreign currency translation gains (losses) and unrealized gains (losses) on securities available for sale. The following table sets forth the calculation of comprehensive loss for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss	$(3,532,387)	$(915,103)	$(15,679,716)	$(4,976,623)
Foreign currency translation gains (losses)	109,769	(271,547)	(374,027)	(787,800)
Unrealized gain (loss) on securities available for sale	3,323	—	(125,032)	—

Total comprehensive loss	$(3,419,295)	$(1,186,650)	$(16,178,775)	$(5,764,423)

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

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Stock-Based Compensation Plans (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Reported net loss	$(3,532,387)	$(915,103)	$(15,679,716)	$(4,976,623)
Stock compensation expense recorded under the intrinsic value method prescribed by APB 25	210,998	76,955	748,368	443,813
Stock-based employee compensation determined under the fair value method	(1,489,677)	(551,342)	(4,469,031)	(2,423,368)

Pro forma net loss	$(4,811,066)	$(1,389,490)	$(19,400,379)	$(6,956,178)

Reported net loss per common share — basic and diluted	$(0.54)	$(0.14)	$(2.39)	$(0.75)

Pro forma net loss per common share — basic and diluted	$(0.73)	$(0.21)	$(2.95)	$(1.04)

     The fair value for options was estimated at the date of grant using a Black-Scholes options pricing model and the following weighted-average assumptions for 2002 and 2003: a risk-free interest rate of 4.47% in 2002 and 2.01% for the nine months ended September 30, 2003; no dividend; an expected life of three to five years; and a volatility for grants of 0.93 in 2002 and 0.82 for the nine months ended September 30, 2003. No options were granted during the three months ended September 30, 2003.

6. Segment Information

     The Company provides software that drives customers’ supply chain execution processes, including fulfillment, warehousing, distribution, and inventory management. All financial information is reviewed on a consolidated basis with additional information by geographic region used to make operating decisions and assess the results of the Company. Total assets are presented net of intercompany receivables and payables. The Company’s geographic information as of and for the three and nine months ended September 30, 2002 and 2003 is as follows:

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

Three months ended September 30, 2002
Revenue	$7,529,135	$4,997,838	$4,206,883	$—	$16,733,856
Amortization of intangible assets	335,848	—	—	—	335,848
Warrant and stock compensation expense	17,473	86,921	106,604	—	210,998
Operating income (loss)	(3,625,919)	573,063	(517,183)	—	(3,570,039)

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Segment Information (continued)

			Asia Pacific
	North		and the
	America	Europe	Middle East	Eliminations	Total

Nine months ended September 30, 2002
Revenue	$25,804,371	$15,101,699	$13,894,868	$—	$54,800,938
Amortization of intangible assets	896,434	714	—	—	897,148
Warrant and stock compensation expense	379,891	161,413	207,064	—	748,368
Provision for estimated loss on lease abandonment	3,900,000	98,862	—		3,998,862
Employee severance and other facility closure costs	2,252,745	133,105	101,919		2,487,769
Operating income (loss)	(17,333,634)	1,332,221	(864,173)	—	(16,865,586)
As of September 30, 2002
Property and equipment, net	$3,747,104	$1,052,949	$699,577	$—	$5,499,630
Total assets	62,046,106	10,668,946	8,638,879	(4,108,034)	77,245,897
Three months ended September 30, 2003
Revenue	$9,776,858	$4,382,673	$4,928,303	$—	$19,087,834
Amortization of intangible assets	166,667	—	—	—	166,667
Warrant and stock compensation expense	23,079	23,298	30,578	—	76,955
Operating income (loss)	(560,534)	462,804	(136,951)	—	(234,681)
Nine months ended September 30, 2003
Revenue	$26,929,014	$13,536,786	$13,857,677	$—	$54,323,477
Amortization of intangible assets	500,002	—	—	—	500,002
Warrant and stock compensation expense	172,205	117,454	154,154	—	443,813
Operating income (loss)	(4,944,268)	1,014,033	(786,888)	—	(4,717,123)
As of September 30, 2003
Property and equipment, net	$2,055,163	$656,574	$444,962	$—	$3,156,699
Total assets	44,609,868	9,868,829	7,201,210	(4,134,641)	57,545,266

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

EXE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Employee Severance and Lease Abandonment

     During the years ended December 31, 2001 and 2002, the Company implemented various cost reduction actions to lower the Company’s cost structure, including employee severance, the write-off of equipment and the abandonment of certain leased facilities. As a result, charges totaling approximately $14.3 million and $9.7 million were charged against operating results during the years ended December 31, 2001 and 2002, respectively. Of these charges, $6.5 million were recorded during the nine months ended September 30, 2002, including $1.4 million for severance and other employee related costs for the termination of approximately 60 services, sales and marketing, development and administrative employees, $4.0 million for abandoned facility losses, and $1.1 million for other facility closure costs primarily for the write-down of property and equipment. Additionally, the 2002 charges included approximately $1.4 million in severance paid to the Company’s former Chief Executive Officer in March 2003, in accordance with his employment agreement.

     The Company has made cash payments of approximately $13.3 million, of which approximately $4.0 million and $4.4 million was paid during the nine months ended September 30, 2002 and 2003, respectively. Additionally, the Company has written-off approximately $1.6 million in non-cash charges against the reserves established for these various cost reduction actions.

     Substantially all of the remaining liability of $9.1 million at September 30, 2003 related to the abandoned Dallas facility lease. Approximately $5.6 million of the liability is classified as a long-term liability and is expected to be paid through 2009. The estimated liability includes estimates pertaining to sublease rates and vacancy periods. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

     At September 30, 2003, the Company occupied less than 50% of the Dallas facility, most of which has been abandoned. The Company is attempting to sublease the unoccupied leased space and continues to have discussions with the lessor regarding a restructuring or a termination of the Dallas lease. If the Company is able to reach a settlement with the lessor on terms favorable to the Company, the settlement payment could significantly increase the Company’s near term cash requirements, but could reduce monthly lease payments in the future. If a satisfactory settlement cannot be reached and the unoccupied space cannot be subleased, the Company will be required to continue to make significant scheduled lease payments and pay operating expenses over the remaining lease term and this could result in additional reserve requirements above those recorded at September 30, 2003.

10. Related Party Transactions

     In October 2002, the Company entered into an agreement with a company in India to provide development services, with a minimum obligation of $2.1 million over a three-year period. A stockholder of the Company, who owns approximately 6% of the Company's outstanding shares, has an indirect financial interest in the India operation. The Company believes that the terms of this agreement are on an arms length basis. The Company has expensed $1.0 million for these development services during the nine months ended September 30, 2003.

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

     Our business has been adversely impacted for the last two years by a number of factors. A major factor has been the global slowdown in customer spending for large-scale IT projects. We made significant progress in lowering our cost structure in the first nine months of 2003. Although total revenues of $54.3 million for the first nine months of 2003 were substantially the same level as recorded in the first nine months of 2002, our operating loss of $4.7 million in the 2003 period was significantly improved over the $16.9 million operating loss (which includes charges of $6.5 million for lease abandonment, employee severance and other facility closure costs) incurred in the same period of 2002. The improvement was due primarily to higher service and support margins and significantly lower operating costs. Services and support margins improved from 34.9% in the nine months of 2002 to 37.6% for the same period in 2003. Sales and marketing, research and development and general and administrative expenses declined approximately $5.4 million, or 16.9%, compared to the first nine months of 2002. Although our net loss was significantly lower than in the previous quarters, we continue to have operating losses.

     In response to the less than satisfactory operating performance, we took a number of actions in 2002 to improve operating performance. First, we substantially reduced our cost structure to more closely align with our current levels of revenue. These actions included, among other things, a 17% reduction in global headcount, the closure of our Philadelphia office, the consolidation of our North American professional services and development operations in Dallas and expanding our lower-cost offshore development activities. We also replaced our Chief Executive Officer and Chief Financial Officer, and eliminated the Chief Operating Officer function.

     As a result of these actions in 2002 and other actions taken in 2001, we made provisions for severance and related employee costs, facility closure costs and estimated losses on abandoned facilities totaling $9.7 million and $14.3 million in 2002 and 2001, respectively. Of these charges, $6.5 million were recorded in the nine months ended September 30, 2002. The remaining liability at September 30, 2003 is approximately $9.1 million, of which $5.6 million is long-term and expected to be paid through 2009. Should additional cost reduction actions be required in the future or if management’s estimates of the losses on the current abandoned facility leases are inadequate, future provisions could be required.

     On August 15, 2003, we entered into a definitive agreement with SSA Global Technologies, Inc. (SSA GT), under which a subsidiary of SSA GT will merge into EXE and all holders of our outstanding common stock will receive $7.10 per share in cash. The acquisition is subject to approval of a majority of our stockholders as well as regulatory and certain other customary conditions. We intend to mail a proxy statement to our stockholders and hold a stockholders’ meeting to vote on the merger during the fourth quarter of 2003. If the stockholders approve the merger, it is anticipated that the acquisition will be completed shortly thereafter. Once the acquisition is completed, the Company will be a wholly-owned subsidiary of SSA GT, and the Company’s outstanding common stock will no longer be publicly traded.

     A company, who owns 30.1% of the Company's shares of common stock, also owns 25.0% of the capital stock of SSA GT.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenue

     Total Revenue. Total revenue increased $2.4 million, or 14.1%, to $19.1 million for the three months ended September 30, 2003, from $16.7 million for the three months ended September 30, 2002. International revenue accounted for 48.8% and 55.0% of total revenue during the three months ended September 30, 2003 and 2002, respectively. No single customer accounted for more than 10.0% of total revenue during the three months ended September 30, 2003 or 2002.

     Software License. Software license revenue of $2.8 million for the three months ended September 30, 2003 was $0.1 million, or 4.3%, higher than the $2.7 million recorded during the three months ended September 30, 2002. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 15.0% for the three months ended September 30, 2003 versus 16.5% for the three months ended September 30, 2002.

     Services and Maintenance. Services and maintenance revenue increased $0.1 million, or 1.0%, to $12.4 million for the three months ended September 30, 2003 from $12.3 million for the three months ended September 30, 2002. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses declined to 66.3% for the three months ended September 30, 2003 from 75.4% for the three months ended September 30, 2002. This decline is largely attributed to a larger volume of resale software and equipment shipments during the three months ended September 30, 2003.

     Resale Software and Equipment. Resale software and equipment revenue increased $2.2 million to $3.5 million for the three months ended September 30, 2003, from $1.3 million for the three months ended September 30, 2002. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 18.6% for the three months ended September 30, 2003 versus 8.1% for the three months ended September 30, 2002. This increase was due primarily to a higher volume of shipments of hardware related to voice technology in the North American region.

Costs and Expenses

     Cost of Software Licenses. Cost of software licenses consists primarily of royalties associated with software used to develop our software products, the cost of reproduction, and the cost of complementary software applications that we purchase to sell to our customers. Cost of software licenses represented 7.8% of software license revenue for the three months ended September 30, 2003 and 8.8% for the three months ended September 30, 2002.

     Cost of Services and Maintenance. Cost of services and maintenance consists primarily of salaries of professional staff and costs associated with implementation, consulting and training services, hotline telephone support, new releases of software and updating user documentation. As a percentage of services and maintenance revenue, cost of services and maintenance was approximately 60.5% for the three months ended September 30, 2003 compared to 64.0% for the three months ended September 30, 2002. Cost of services and maintenance declined 4.5%, or $0.4 million, to $7.5 million for the three months ended September 30, 2003, from $7.9 million for the three months ended September 30, 2002. Increased costs during the current quarter associated with the use of subcontractors to perform a large implementation rollout project for a customer in Japan were substantially offset by lower internal staff costs and higher staff utilization in the North American and European regions.

     Cost of Resale Software and Equipment. Cost of resale software and equipment consists primarily of the costs of the database software tools and hardware we purchase to resell to our customers. Cost of resale software and equipment increased $1.6 million, or 151.7%, to $2.7 million for the three months ended September 30, 2003, from $1.1 million for the three months ended September 30, 2002. This increase was due to increased resale transactions in our North American region during the current quarter. As a percentage of resale software and equipment revenue, cost of resale software and equipment was 78.0% for the three months ended September 30, 2003, and 81.8% for the three months ended September 30, 2002. This improvement was attributed to increased sales of higher margin database software during the current quarter.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials and trade shows. Sales and marketing expenses declined $1.1 million, or 23.4%, to $3.4 million for the three months ended September 30, 2003, from $4.5 million for the three months ended September 30, 2002. The decline was related primarily to a 30% reduction in the number of sales and marketing employees and lower marketing expense. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses declined to 18.3% for the three months ended September 30, 2003, from 27.5% for the three months ended September 30, 2002.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel-related costs for our product development activities. Research and development expenses declined $0.6 million, or 20.7%, to $2.3 million for the three months ended September 30, 2003, from $2.9 million for the three months ended September 30, 2002. As a percentage of total revenue excluding reimbursable expenses, research and development expenses decreased to 12.1% for the three months ended September 30, 2003, from 17.5% for the three months ended September 30, 2002. As a part of our cost reduction program, in late 2002 we signed a three-year agreement with a company to provide offshore development resources in India at a cost that is lower than our historic development costs. Additionally, we reduced the number of full time research and development employees in North America.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs of our finance, human resources, information systems, administrative, legal and executive departments, insurance costs and the costs associated with legal, accounting, and other administrative services. General and administrative costs declined $0.3 million, or 9.0%, to $2.6 million for the three months ended September 30, 2003, from $2.8 million for the three months ended September 30, 2002. This decline was due primarily to a reduction in administrative personnel and lower legal costs. As a percentage of total revenue excluding reimbursable expenses, general and administrative expenses declined to 13.7% for the three months ended September 30, 2003, from 17.2% for the three months ended September 30, 2002.

     Amortization of Intangible Assets. Amortization of intangible assets relates primarily to acquired developed software technology and assets acquired in connection with the 1997 acquisition of Dallas Systems. Amortization of intangible assets decreased $0.1 million to $0.2 million for the three months ended September 30, 2003, from $0.3 million for the three months ended September 30, 2002. The decline from the prior year is attributed to intangible assets acquired in the 1997 acquisition of Dallas Systems that were fully amortized in the final quarter of the prior year. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.2 million in amortization during the three months ended September 30, 2003.

     Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represents the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. Non-cash warrant and stock compensation expense decreased $0.1 million to $0.1 million for the three months ended September 30, 2003, from $0.2 million for the three months ended September 30, 2002.

     Other Income (Expense). Other income (expense) consists of gains and losses from currency fluctuations, merger costs, interest expense, and interest income on investments. We reported net other expense of $0.3 million during the three months ended September 30, 2003 compared to net other income of $0.2 million during the three months ended September 30, 2002. The third quarter of 2003 net other expense included $0.8 million of merger-related costs, which were partially reduced by interest income and foreign currency gains. In the third quarter of 2002, there were no merger-related costs, and interest income and foreign currency gains were lower than in the third quarter of 2003. The merger-related costs consist primarily of outside legal costs, investment banker fees, accounting fees, and printing costs associated with the pending merger with SSA GT. We expect to incur additional merger-related costs in the fourth quarter of 2003.

     Income Taxes. Income tax provision increased $0.3 million to $0.4 million during the three months ended September 30, 2003, from $0.1 million during the three months ended September 30, 2002. The income tax provisions were primarily due to foreign withholding taxes and taxes on income earned by foreign subsidiaries.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenue

     Total Revenue. Total revenue declined $0.5 million, or 0.9%, to $54.3 million for the nine months ended September 30, 2003, from $54.8 million for the nine months ended September 30, 2002. International revenue accounted for 50.4% and 52.9% of total revenue during the nine months ended September 30, 2003 and 2002, respectively. No single customer accounted for more than 10.0% of total revenue during the nine months ended September 30, 2003 or 2002.

     Software License. Software license revenue of $9.0 million for the nine months ended September 30, 2003 was $1.0 million, or 10.1%, lower than the $10.0 million recorded during the nine months ended September 30, 2002. Software license revenue as a percentage of total revenue excluding reimbursable expenses was 16.9% for the nine months ended September 30, 2003 versus 18.7% for the nine months ended September 30, 2002. The lower software license revenue primarily occurred in our North American and Asia Pacific regions.

     Services and Maintenance. Services and maintenance revenue declined $0.9 million, or 2.4%, to $36.1 million for the nine months ended September 30, 2003 from $37.0 million for the nine months ended September 30, 2002. The lower license revenue of the last several quarters has impacted services and maintenance revenues, since there have been fewer software implementation projects. As a result, revenue from consulting services has declined. Services and maintenance revenue as a percentage of total revenue excluding reimbursable expenses decreased to 68.0% for the nine months ended September 30, 2003 from 69.3% for the nine months ended September 30, 2002.

     Resale Software and Equipment. Resale software and equipment revenue increased $1.6 million, or 25.0%, to $8.0 million for the nine months ended September 30, 2003, from $6.4 million for the nine months ended September 30, 2002. This increase is primarily attributed to additional sales of voice products within our North American region despite the exclusion of $0.5 million of revenue associated with resale equipment sold to a customer during the first quarter of 2003 that subsequently filed for bankruptcy. We did not recognize this revenue from the resale equipment sale and provided an estimated loss for the cost of the equipment. Resale software and equipment as a percentage of total revenue excluding reimbursable expenses was 15.1% for the nine months ended September 30, 2003 versus 12.0% for the nine months ended September 30, 2002.

Costs and Expenses

     Cost of Software Licenses. Cost of software licenses represented 7.7% of software license revenue for the nine months ended September 30, 2003 and 4.4% for the nine months ended September 30, 2002. The increase in cost of software licenses as a percentage of software license revenue was attributed to an increase in purchasing of complementary software that was sold during the nine months ended September 30, 2003.

     Cost of Services and Maintenance. Cost of services and maintenance were lower by 6.5%, or $1.6 million, to $22.5 million for the nine months ended September 30, 2003, from $24.1 million for the nine months ended September 30, 2002. As a percentage of services and maintenance revenue, cost of services and maintenance was approximately 62.4% for the nine months ended September 30, 2003 compared to 65.1% for the nine months ended September 30, 2002. Increased costs during the current year associated with the use of subcontractors to perform a large implementation rollout project for a customer in Japan were substantially offset by lower internal staff costs and higher utilization in the North American and European regions.

     Cost of Resale Software and Equipment. Cost of resale software and equipment increased $1.0 million, or 19.6%, to $6.3 million for the nine months ended September 30, 2003, from $5.3 million for the nine months ended September 30, 2002. As a percentage of resale software and equipment revenue, cost of resale software and equipment declined to 79.1% for the nine months ended September 30, 2003, compared to 82.7% for the nine months ended September 30, 2002, due to sales of higher margin database software during 2003.

     Estimated Loss on Resale Equipment Sold to Company in Bankruptcy. We sold approximately $0.5 million of resale equipment early in the first quarter of 2003 to a customer who subsequently filed bankruptcy in April 2003. As a result, we did not recognize the revenue from the equipment sale and provided $0.5 million loss for the cost of the equipment.

     Sales and Marketing. Sales and marketing expenses declined $2.9 million, or 20.6%, to $11.5 million for the nine months ended September 30, 2003, from $14.4 million for the nine months ended September 30, 2002. The decline was related primarily to a 27% reduction in the number of sales and marketing employees and lower marketing expense. As a percentage of total revenue excluding reimbursable expenses, sales and marketing expenses declined to 21.6% for the nine months ended September 30, 2003, from 27.1% for the nine months ended September 30, 2002.

     Research and Development. Research and development expenses declined $1.7 million, or 19.9%, to $7.1 million for the nine months ended September 30, 2003, from $8.8 million for the nine months ended September 30, 2002. As a percentage of total revenue excluding reimbursable expenses, research and development expenses decreased to 13.3% for the nine months ended September 30, 2003, from 16.5% for the nine months ended September 30, 2002. As a part of our cost reduction program, in late 2002 we signed a three-year agreement with a company to provide offshore development resources in India at a cost that is lower than our historic development costs. Additionally, we reduced the number of full time research and development employees in North America.

     General and Administrative. General and administrative costs declined $0.7 million, or 8.0%, to $8.3 million for the nine months ended September 30, 2003, from $9.0 million for the nine months ended September 30, 2002. The decline is largely attributed to lower depreciation costs due to asset disposals and retirements and lower payroll cost due to staff reductions. As a percentage of total revenue, excluding reimbursable expenses, general and administrative expenses were 15.6% for the nine months ended September 30, 2003 and 16.9% for the nine months ended September 30, 2002.

     Amortization of Intangible Assets. Amortization of intangible assets relates primarily to acquired developed software technology and assets acquired in connection with the 1997 acquisition of Dallas Systems. Amortization of intangible assets decreased $0.4 million to $0.5 million for the nine months ended September 30, 2003, from $0.9 million for the nine months ended September 30, 2002. The decline from the prior year is attributed to intangible assets acquired in the 1997 acquisition of Dallas Systems that were fully amortized in the final quarter of the prior year. In November of 2001 and July of 2002, we acquired a total of $2.0 million of developed software technology that has resulted in $0.4 million in amortization during the nine months ended September 30, 2003.

     Non-Cash Warrant and Stock Compensation. Non-cash warrant and stock compensation expense relates to the amortization of deferred compensation recorded primarily in connection with stock options granted to employees. The deferred compensation recorded represents the difference between the exercise price and the deemed fair value of our common stock on the date of grant of these options. Non-cash warrant and stock compensation expense decreased $0.3 million to $0.4 million for the nine months ended September 30, 2003, from $0.7 million for the nine months ended September 30, 2002.

     Estimated Provisions for Lease Abandonment, Employee Severance and Other Facility Closure Costs. During the years ended December 31, 2001 and 2002, the Company implemented various cost reduction actions to lower the Company’s cost structure, including employee severance, the write-off of equipment and the abandonment of certain leased facilities. As a result, charges totaling approximately $14.3 million and $9.7 million were charged against operating results in 2001 and 2002, respectively. Of these charges, $6.5 million were recorded during the nine months ended September 30, 2002.

     We have made payments of approximately $13.3 million, of which approximately $4.4 million were paid during the nine months ended September 30, 2003, and have written off approximately $1.6 million in non-cash charges against the reserves established for the various cost reduction actions that occurred during 2002 and 2001. The remaining liability at September 30, 2003 is approximately $9.1 million, of which $5.6 million is long-term and is expected to be paid through 2009. The reserves include estimates pertaining to sublease rates, vacancy periods, employee separation costs and settlement of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

     Other Income (Expense). Other income declined $1.0 million to $0.5 million during the nine months ended September 30, 2003 compared to $1.5 million during the nine months ended September 30, 2002. This decline was primarily attributed to merger costs associated with our pending merger with SSA GT and lower interest earned on investment securities.

     Income Taxes. An income tax provision of $0.8 million and $0.3 million was recognized during the nine months ended September 30, 2003 and 2002, respectively. The income tax provisions were primarily due to foreign withholding taxes and taxes on income earned by foreign subsidiaries.

Liquidity and Capital Resources

     We have funded our operations through the issuance of our preferred and common stock, bank borrowings and cash flow from operations. As of September 30, 2003 we had approximately $29.4 million in cash and marketable securities, a decline of approximately $8.0 million from the end of 2002.

     Net cash used in operating activities was approximately $7.4 million for the nine months ended September 30, 2003. The $5.0 million net loss includes approximately $3.0 million of non-cash items (depreciation and amortization, provision for losses on receivables, amortization of deferred compensation, and minority interest), and operating assets and liabilities consumed approximately $5.4 million of cash. Although we generated approximately $1.9 million of cash by lowering our receivables, we used approximately $7.3 million of cash primarily from the reduction of accounts payable and accrued liabilities. Receivable days declined from 80 days in the fourth quarter of 2002 to 68 days in the third quarter of 2003. A portion of the accounts payable reduction was due to payments to resale software and equipment vendors related to resale equipment deliveries that were made in the fourth quarter of 2002. The reduction of accrued liabilities was due primarily to payments for employee severance related to cost reduction actions taken during 2002 and lease payments on our abandoned Dallas facility. Net cash used in operating activities was approximately $1.2 million for the comparable nine month period in 2002.

     During the nine months ended September 30, 2003, we used approximately $0.2 million for capital expenditures and approximately $0.4 million for scheduled debt payments. Capital expenditures in the first nine months of 2002 were approximately $0.6 million. We expect that capital expenditures will not exceed $1.0 million for the next 12 months.

     In October 2002, we entered into a revolving line of credit agreement with a financial institution under which we can borrow up to $10.0 million over a two-year period. The agreement contains certain financial covenants, including a minimum $10.0 million cash and marketable securities balance, restrictions on dividends and the facility is secured with all of our tangible assets. Borrowings for half of the revolving credit line will be based on a defined borrowing base, while the balance does not contain this restriction. Interest on any borrowings will be at the prime rate, and we will pay a fee on the unused portion of the line of credit of 0.375% per annum. As of September 30, 2003, we have had no borrowings under this agreement.

     At the end of September 30, 2003, we had operating lease obligations of approximately $41.6 million. Approximately $36.6 million of the total lease obligations relate to our Dallas facility lease for approximately 195,000 square feet, which expires in 2015. Currently, we occupy less than 50% of the Dallas facility, and we are attempting to sublease the unoccupied leased space. A provision has been made for estimated losses on the portion of the Dallas lease that has been abandoned (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein), but cash payments will be required for the remaining term of the existing lease obligation.

     We have had discussions with the lessor regarding a restructuring or a termination of the Dallas lease. To date, we have been unable to reach an agreement acceptable to us. If we are able to reach a settlement with the lessor on terms favorable to the Company, the settlement payment could significantly increase our near term cash requirements, but could reduce monthly lease payments in the future. If a satisfactory settlement cannot be reached and the unoccupied space cannot be subleased, we will be required to continue to make the significant scheduled lease payments and pay operating expenses over the remaining lease term and this could result in additional reserve requirements above those recorded at September 30, 2003.

     We expect to incur and pay significant additional merger-related costs in the fourth quarter of 2003 and pay for some of the merger-related costs incurred in the third quarter, whether or not the merger with SSA GT is consummated.

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

Special Note Regarding Forward-Looking Statements

     In addition to historical information, this filing and our Annual Report on Form 10-K contain forward-looking statements. Any statements contained herein (including, without limitation, statements to the effect that EXE or its management “believes,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “seeks,” “intends” and similar expressions) that relate to future events or conditions should be considered forward-looking statements. The forward-looking statements are made pursuant to safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise.

Certain Factors That May Affect Future Results

Risks Relating to Our Business

Should the merger with SSA Global Technologies, Inc. not be consummated, our common stock price could decline significantly and our business could be negatively impacted.

     On August 15, 2003, we entered into a definitive agreement with SSA GT, under which a subsidiary of SSA GT will merge into EXE and all holders of our outstanding common stock will receive $7.10 per share in cash. The acquisition is subject to approval of a majority of our stockholders as well as regulatory and certain other customary conditions. We intend to mail a proxy statement to our stockholders and hold a stockholders’ meeting to vote on the merger during the fourth quarter of 2003. If the stockholders approve the merger, it is anticipated that the acquisition will be completed shortly thereafter. Once the acquisition is completed, we will be a wholly-owned subsidiary of SSA GT, and our outstanding common stock will no longer be publicly traded.

     Although we expect the merger to be consummated, it is possible that a majority of our stockholders could vote against the merger or that one of the customary closing conditions is not met. If so, the merger would not be consummated and we would remain a publicly traded company. Should the merger not be completed, our stock price could decline significantly. Prior to the announcement of the proposed merger, our stock traded in the $6.00 per share range. Subsequent to the public announcement of the proposed merger, our stock traded in the $7.00 to $7.05 per share range. Additionally, potential negative publicity of the merger not being completed could adversely affect our future operating performance.

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

We may not be profitable in the future.

     With the exception of the third and fourth quarters of the year ended December 31, 2000, we have experienced quarterly and annual losses since the formation of EXE in September 1997. We experienced net losses of $63.9 million in 2001, $23.8 million in 2002 and $5.0 million for the nine months ended September 30, 2003. We may continue to incur losses on both a quarterly and an annual basis. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenue to report net income in future periods. We may not achieve our planned growth or generate sufficient revenue to report net income in future periods.

Our non-cancelable, long-term lease of office space in Dallas, Texas is substantially in excess of our expected facility requirements resulting in significant future cash obligations for unused office space, which could negatively impact our financial condition in the future.

     We lease approximately 195,000 square feet of office space in Dallas, Texas under a lease that extends to 2015. Amounts due the landlord over the remaining term of the lease are in excess of $36.6 million. Currently, we occupy less than 50% of the Dallas facility and we are attempting to sublease the unoccupied leased space. A provision has been made for estimated losses on the portion of the Dallas lease that has been abandoned (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein), but cash payments will be required for the remaining term of the existing lease obligation.

     We have had discussions with the lessor regarding a restructuring or a termination of the Dallas lease. To date, we have been unable to reach an agreement acceptable to us. If we are able to reach a settlement with the lessor on terms favorable to the Company, the settlement payment could significantly increase our near term cash requirements, but could reduce monthly lease payments in the future. If a satisfactory settlement cannot be reached and the unoccupied space cannot be subleased, we will be required to continue to make the significant scheduled lease payments and pay operating expenses over the remaining lease term and this could result in additional reserve requirements above those recorded at September 30, 2003.

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

     International revenue accounted for approximately 50.4% of our total revenue during the nine months ended September 30, 2003, 52.2% of our total revenue during the year ended December 31, 2002, and 46.6% of our total revenue during the year ended December 31, 2001.

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

     A majority of the revenue and expenses incurred by our international operations are denominated in currencies other than the United States dollar. In particular, our revenue and costs of operations in Japan and Singapore are denominated in Japanese Yen and Singapore Dollars, and in Europe some of our contracts are denominated in the Euro. Exchange rate fluctuations have caused and will continue to cause currency transaction gains and losses. We experienced currency transaction gains (losses) of $1.0 million for the nine months ended September 30, 2003, $1.2 million for the year ended December 31, 2002, and $(0.5) million for the year ended December 31, 2001. We can give you no assurance that currency transaction losses will not adversely affect our results in future periods.

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

     During the last half of 2002 our common stock price was subject to de-listing on the NASDAQ National Market due to our stock price being below $1 per share for a specified period of time. Our stockholders approved a one for seven reverse stock split which was effective in January 2003. As a result of the reverse stock split, our stock price increased substantially above $1 per share. Should our stock price fall below $1 per share again, we could be subject to de-listing again.

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

     Our directors, executive officers and their affiliated companies beneficially own more than 40% of our outstanding common stock. As a result, if these stockholders vote as a group, they will have the ability to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change of control of us.

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

     In addition, some provisions of our certificate of incorporation and by-laws may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions include:

•	a board that is divided into three classes, each of which is elected to serve staggered three year terms;

•	provisions under which only the board of directors or our chief executive officer or secretary may call a special meeting of the stockholders;

•	provisions which permit the board of directors to increase the number of directors and to fill these positions without a vote of the stockholders;

•	provisions under which no director may be removed at any time except for cause and by a majority vote of the outstanding shares of voting stock; and

•	provisions under which stockholder action may be taken only at a stockholders’ meeting and not by written consent of the stockholders.

     These provisions may have the effect of discouraging takeovers and encouraging persons seeking to acquire control to negotiate with us.

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

     We market and sell our products in North America, South America, Europe, the Middle East, Asia and Australia. Revenues outside the United States were 46.6%, 52.2% and 50.4% of our total revenues for the years ended December 31, 2001 and 2002, and for the nine months ended September 30, 2003, respectively. Most of our foreign subsidiaries’ sales and expenses are made in local currencies. International sales denominated in currencies other than the U.S. dollar are primarily in the Japanese Yen, Singapore dollar and the Euro. Accordingly, we are exposed to fluctuations in currency exchange rates. Foreign currency transaction gains (losses) were approximately $(0.5) million, $1.2 million and $1.0 million for the years ended December 31, 2001 and 2002, and for the nine months ended September 30, 2003, respectively. Because most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     Our net assets denominated in currencies other than U.S. dollars as of September 30, 2003 were approximately $8.5 million. A potential loss in the value of these net assets resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.9 million.

     In January 2001, we began a foreign currency-hedging program to hedge certain nonfunctional currency exposure. Forward currency exchange contracts are utilized by us to reduce foreign currency exchange risks with the goal of offsetting foreign currency transaction gains and losses recorded for accounting purposes with gains and losses realized on the forward contracts. We do not hold derivative financial instruments for trading or speculative purposes. At September 30, 2003, we do not have any outstanding foreign currency exchange contracts.

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

     During our fiscal quarter ended September 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     From the date of receipt through September 30, 2003, we have used the proceeds as follows:

Repayment of indebtedness	$16.6 million
Acquisition of businesses	4.4 million
Working capital	24.2 million

Total	$45.2 million

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Agreement and Plan of Merger between EXE Technologies, Inc., SSA Global Technologies, Inc. and Rush Merger Subsidiary, Inc. dated August 15, 2003 (incorporated herein by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14a, filed with the Commission on October 23, 2003).

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On October 24, 2003, the Company filed a current report on Form 8-K under Item 9. Regulation FD Disclosure (pursuant to Item 12. Results of Operations and Financial Condition) announcing that on October 24, 2003, the Company issued a press release with its fiscal 2003 third quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXE TECHNOLOGIES, INC

Date: November 14, 2003	By:	/s/ Joseph L. Cowan Joseph L. Cowan President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Kenneth R. Vines Kenneth R. Vines Senior Vice President, Chief Financial Officer, Secretary and Treasurer

INDEX TO EXHIBITS

10.1	Agreement and Plan of Merger between EXE Technologies, Inc., SSA Global Technologies, Inc. and Rush Merger Subsidiary, Inc. dated August 15, 2003 (incorporated herein by reference to Appendix A to the Company’s Preliminary Proxy Statement on Schedule 14a, filed with the Commission on October 23, 2003).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.